Form 10QSB
period 1996-06-30
MEDJET INC
filed 1996-09-19
CIK 932265

===========================================================================
                      U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               ------------------

                                    FORM 10-QSB
(Mark One)
/ X /     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1996

                                   OR

/   /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______________ to _____________

                  Commission File Number: 1-11765

                                 MEDJET INC.
       (Exact name of Small Business Issuer as Specified in its Charter)

           DELAWARE                                      22-3283541
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                       Identification No.)

                     1090 King Georges Post Road, Suite 301
                             Edison, New Jersey 08837
                    (Address of Principal Executive Offices)

                              (908) 738-3990
              (Registrant's Telephone Number, Including Area Code)

________________________________________________________________________
(Former Name, Former Address and Former Fiscal Year, if Changed Since
Last Report)

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.                                                /   / Yes  / X / No

     Common Stock, par value $.001 per share, outstanding as of September 13, 1996: 3,682,455 shares
     Units, each consisting of one share of Common Stock and one warrant to purchase one share of common stock outstanding as of September 13, 1996:
1,232,143 Units

     Transitional Small Business Disclosure format:   /   / Yes   / X / No
===========================================================================

                               MEDJET INC.

                                 INDEX


PART I.  FINANCIAL INFORMATION                                     Page No.
- ------------------------------

ITEM 1.  Financial Statements

         Condensed Interim Balance Sheets as of June 30, 1996        3
         (Unaudited) . . . . . . . . . . . . . . . . . . . . .

         Condensed Interim Statements of Operations for the
         Three and Six Months Ended June 30, 1996 (Unaudited)
         and the Three and Six Months Ended June 30, 1995
         (Unaudited) . . . . . . . . . . . . . . . . . . . . .       4

         Condensed Interim Statements of Cash Flows for the
         Six Months Ended June 30, 1996 (Actual and Pro-Forma)
         and 1995 and the Period from December 16, 1993
         (Date of Inception), to June 30, 1996 (Unaudited) . .       5

         Notes to Condensed Interim Financial Statements
         (Unaudited) . . . . . . . . . . . . . . . . . . . . .       6

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . .       7


PART II.  OTHER INFORMATION
- ---------------------------

ITEM 2.     Changes in Securities . . . . . . . . . . . . . . .      8

ITEM 4.     Submission of Matters to a Vote of
            Security-Holders . . . . . . . . . . . . . . . . .       8

ITEM 6.     Exhibits and Reports on Form 8-K . . . . . . . . .       8

SIGNATURES

                      PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                                 MEDJET INC.
                        (A Development Stage Company)
                       Condensed Interim Balance Sheets
                                June 30, 1996
                            (Actual and Pro-Forma)
                                 (Unaudited)

ASSETS
                                                              Pro-Forma
                                                Actual           (1)
                                              ----------      ---------
CURRENT ASSETS:
- --------------
Cash and cash equivalents                     $   61,046      $5,137,919
Accounts receivable                                2,477           2,477
Prepaid expenses                                     756             756
                                              ----------      ----------
                                                  64,279       5,141,152
                                              ----------      ----------

PROPERTY, PLANT & EQUIPMENT:
- ---------------------------
Less accumulated depreciation of $63,811          86,517          86,517
                                              ----------      ----------

DEFERRED OFFERING COSTS                          382,849            -
- -----------------------                       ----------      ----------

ORGANIZATION COSTS
- ------------------
Less accumulated amortization of $16,400          20,987          20,987
                                              ----------      ----------

PATENT
- ------                                        ----------      ----------
Less accumulated amortization of $1,343           18,061          18,061
                                              ----------      ----------

SECURITY DEPOSITS                                  5,437           5,437
- -----------------                             ----------      ----------

Total Assets                                  $  578,130      $5,272,154
                                              ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                                               Pro-Forma
                                                 Actual           (1)
                                              -----------      ---------
CURRENT LIABILITIES:
- -------------------
Accounts payable                              $  416,566       $   45,566
Accrued interest payable                          15,985            8,780
Notes payable                                    300,000              -
Notes payable - officer                          315,000          315,000
                                              ----------       ----------
      Total Liabilities                        1,047,551          367,346
                                               ---------       ----------

STOCKHOLDERS' EQUITY (DEFICIT):
- ------------------------------
Common stock (post-split), $.001 par value,
7,000,000 shares authorized, 2,450,312
shares (actual) and 3,682,455 shares (pro-
forma) issued and outstanding                      2,450            3,682

Preferred stock, $.01 par value, 1,000,000
shares authorized, no shares issued                  -                -

Additional paid-in capital                      (471,871)       4,901,136

Retained earnings (deficit)                          -                -
                                              ----------       ----------
       Total Stockholders' Equity (Deficit)     (469,421)       4,904,818
                                              ----------       ----------

Total Liabilities and Stockholders'
   Equity (Deficit)                           $  578,130       $5,272,164
                                              ==========       ==========


(1)  Pro-Forma Adjustments:
- --------------------------
Upon completion of its initial public offering (see Note B of the Notes to the Financial Statements), Medjet Inc.'s tax status changed from an "S" corporation to a "C" corporation. Accordingly, the deficits accumulated during the development stage were charged against paid-in capital. Additionally, the proceeds from the offering were used to pay down accounts payable and non-officer notes and associated interest payable; the balance was invested in short-term money market instruments. The total amount of deferred offering costs was also charged against additional paid-in capital.


                  See Notes to the Financial Statements.



                                 MEDJET INC.
                        (A Development Stage Company)
                 Condensed Interim Statements of Operations
          For The Three and Six Months Ended June 30, 1996 and 1995
And The Period From December 16, 1993 (Date of Inception), to June 30, 1996
                                 (Unaudited)


                                           Three Months Ended
                                                June 30,
                                      -----------------------------
                                          1996              1995
                                      -----------       -----------
Revenues:
- --------
Net Sales                             $     -           $     -
Cost of Sales                               -                 -
                                      -----------       -----------
Gross Profit                                -                 -
                                      -----------       -----------

Expenses:
- --------
Research, development,
   general and administrative            288,176           198,545
                                      -----------       -----------
Total costs and expenses                 288,176           198,545
                                      -----------       -----------

Loss from operations                    (288,176)         (198,545)

Other Income (Expense):
- ----------------------
Interest income                             -                1,854
Interest expense                         (10,662)             -
                                      -----------       -----------
                                         (10,662)            1,854
                                      -----------       -----------

LOSS BEFORE INCOME TAX                  (298,838)         (196,691)

State income tax                            -                 -
                                      -----------       -----------

     NET LOSS                         $ (298,838)       $ (196,691)
                                      ===========       ===========

Net Loss Per Share                    $    (0.12)       $    (0.09)
                                      ===========       ===========

Weighted Average Common
     Shares Outstanding                 2,450,312         2,181,563
                                      ===========       ===========


                                   Six Months Ended         Period from
                                       June 30,             December 16,
                              ---------------------------  1993 (Inception)
                                  1996           1995      to June 30, 1996
                              -----------    -----------   ----------------
Revenues:
- --------
Net Sales                     $     -        $     -          $      -
Cost of Sales                       -              -                 -
                              -----------    -----------      ------------
Gross Profit                        -              -                 -
                              -----------    -----------      ------------

Expenses:
- --------
Research, development,
   general and administrative    455,382        356,649         1,439,039
                              -----------    -----------      ------------
Total costs and expenses         455,382        356,649         1,439,039
                              -----------    -----------      ------------

Loss from operations            (455,382)      (356,649)       (1,439,039)

Other Income (Expense):
- ----------------------
Interest income                     -             7,928            15,263
Interest expense                 (16,030)           -             (16,030)
                              -----------    -----------      ------------
                                 (16,030)          7,928             (767)
                              -----------    -----------      ------------

LOSS BEFORE INCOME TAX          (471,412)      (348,721)       (1,439,806)

State income tax                     151            281               450
                              -----------    -----------      ------------

     NET LOSS                 $ (471,563)    $ (349,002)      $(1,440,256)
                              ===========    ===========      ============

Net Loss Per Share            $    (0.19)    $    (0.16)      $     (0.62)
                              ===========    ===========      ============

Weighted Average Common
     Shares Outstanding         2,450,312      2,225,405        2,319,782
                              ===========    ===========      ============

                     See Notes to the Financial Statements.

                                 MEDJET INC.
                        (A Development Stage Company)
                 Condensed Interim Statements of Cash Flows
    For The Six Months Ended June 30, 1996 (Actual and Pro-Forma) and 1995
And The Period From December 16, 1993 (Date of Inception), to June 30, 1996
                                 (Unaudited)

                               For the Six Months Ended June 30,
                               --------------------------------- Period from
                                       1996                      December 16,
                               ----------------------                 1993
                                          (Pro-Forma)    1995    (Inception) to
                               (Actual)       (1)                June 30, 1996
                               ---------- ----------- ---------- --------------
Cash Flows from Operating
  Activities                   $(430,165) $ (463,780) $(390,207) $(1,341,799)
Cash Flows from Investing
  Activities                     (31,466)    (31,466)   284,065     (212,593)
Cash Flows from Financing
  Activities                     465,000   5,575,487       -       6,692,311
                               ---------- ----------- ---------- ------------

Net Increase (Decrease) in
  Cash and Cash Equivalents        3,369   5,080,241   (106,142)   5,137,919

  Cash and Cash Equivalents -
    Beginning of Period           57,678      57,678    228,936         -
                               ---------- ----------- ---------- ------------
  Cash and Cash Equivalents -
    End of Period              $  61,047  $ 5,137,919 $ 122,794  $ 5,137,919
                               ========== =========== ========== ============

Supplemental Disclosures of
  Cash Flow Information:

  Cash paid during the period
    for income taxes           $    -     $      -    $    -     $       200
                               ========== =========== ========== ============

(1) Pro-Forma Adjustments:
- -------------------------
Upon completion of its initial public offering (see Note B of the Notes to the Financial Statements), Medjet Inc.'s tax status changed from an "S" corporation to a "C" corporation. Accordingly, the deficits accumulated during the development stage were charged against paid-in capital. Additionally, the proceeds from the offering were used to pay down accounts payable and non-officer notes and associated interest payable; the balance was invested in short-term money market instruments. The total amount of deferred offering costs was also charged against additional paid-in capital.





                   See Notes to the Financial Statements.

                               MEDJET INC.
                       (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO THE FINANCIAL STATEMENTS


NOTE A -  NATURE OF ORGANIZATION AND BASIS OF PRESENTATION:

          (1)  Nature of Organization:
               ----------------------

          Medjet Inc. (the "Company") is a development stage company incorporated in the State of Delaware on December 16, 1993. The Company was organized to engage in the design, development, production and sale of surgical technology and equipment for use on the cornea.

          (2)  Basis of Presentation:
               ---------------------

          The Condensed Interim Financial Statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

          The Condensed Interim Financial Statements included herein reflect, in the opinion of management, all adjustments (consisting primarily only of normal recurring adjustments) necessary to present fairly the results for the interim period. The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of results to be expected for the entire year ending December 31, 1996.

NOTE B - SUBSEQUENT EVENT:

          On August 14, 1996, the Company consummated its initial public offering (the "Offering") and, accordingly, issued and sold to the public 1,071,429 Units (the "Units"), each Unit consisting of one share of common stock, $.001 par value (the "Shares" or "Common Stock"), and one redeemable Common Stock Purchase Warrant (the "Warrants") to purchase one share of Common Stock at $10.00 for a period of 24 months commencing on November 6, 1996. The Common Stock and the Warrants will become separable on November 6, 1996, or earlier as may be agreed to by the Company and Patterson Travis, Inc., the underwriter of the Offering (the "Underwriter").

          In conjunction with an option granted to the Underwriter to cover over-allotments from the Offering, the Company issued and sold an additional 160,714 Units on September 13, 1996.

          The proceeds from these transactions (amounting to approximately $6 million) were used, in part, to repay outstanding indebtedness of approximately $400,000 (including indebtedness of $100,000 incurred after June 30, 1996) and legal, accounting and other expenses (totaling approximately $500,000) associated with the Offering; the balance (to be used to fund future operations, research and development) was invested in short-term money market instruments.

          In connection with the Offering, the Company increased the number of shares of Common Stock it is authorized to issue to 7,000,000 shares and, immediately prior to the Offering, effected a 1.987538926-to-1 stock split of the then outstanding Common Stock.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Medjet Inc. (the "Company), formed in December, 1993, is engaged in the research and development of medical technology, with an emphasis on corneal surgical technology and equipment. The Company is a development stage company.


RESULTS OF OPERATIONS

The Company has not yet initiated sales of its products and, consequently, had no revenues during the three months or six months ended June 30, 1996.

Total costs and expenses during the three months ended June 30, 1996 increased by $89,631 (45%) to $288,176 from $198,545 for the comparable period of 1995. This was primarily due to the net increase in staff (from eight full-time and two part-time employees to ten full-time and one part-time employees) and an increase in professional fees and consultant costs as the Company continued its research and development activities. Expenses were also higher during the 1996 period due to higher occupancy costs (reflecting additional office and laboratory space assumed on April 1, 1996) and increased purchases for materials, testing and analysis.

During the six months ended June 30, 1996, total costs and expenses increased by $98,733 (28%) to $455,382 from $356,649 for the comparable period of 1995, generally for the same reasons as during the three-month period.

Other income and expense for the three months ended June 30, 1996 shows a $10,662 expense compared to income of $1,854 for the comparable period of 1995, reflecting the interest charges on short-term loans made to the Company during 1996 and the redemption of the Company's short-term investments made during 1995, which resulted in the elimination of interest income.

For the six months ended June 30, 1996, other income and expense shows a $16,030 expense compared to income of $7,928 for the comparable period of 1995, for the same reasons as during the three-month period.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company's liquidity requirements have been met through private sales of the Company's common stock. During the fourth quarter of 1995, in order to continue to fund its operations, the Company obtained five loans from its president in the aggregate amount of $150,000. Additional loans were obtained during 1996 from two of the Company's current directors ($50,000 from each director during the first quarter), from the Company's president ($165,000 during the second quarter), and, in connection with the Company's Offering (as defined below), from an affiliate of the underwriter of the Offering ($100,000 during each of the first and second quarters). Except for the loans made by the Company's president, all loans were repaid during the third quarter of 1996 following the Offering.

As a result of the Offering, the Company's liquidity position has improved significantly. The Company anticipates that its current cash and cash equivalents, as well as projected cash flows from operations, will be sufficient to cover working capital and capital equipment needs through 1998.


SUBSEQUENT EVENT

On August 14, 1996, the Company consummated its initial public offering (the "Offering") and, accordingly, issued and sold to the public 1,071,429 Units (the "Units"), each Unit consisting of one share of common stock, $.001 par value (the "Shares" or "Common Stock"), and one redeemable Common Stock Purchase Warrant (the "Warrants") to purchase one share of Common Stock at $10.00 for a period of 24 months commencing on November 6, 1996. The Common Stock and the Warrants will become separable on November 6, 1996, or earlier as may be agreed to by the Company and Patterson Travis, Inc., the underwriter of the Offering (the "Underwriter").

In conjunction with an option granted to the Underwriter to purchase additional Units solely to cover over-allotments from the Offering, the Company issued and sold to the public an additional 160,714 Units on September 13, 1996.

The  proceeds  from  these  transactions  (amounting  to  approximately  $6 million) were used, in part, to repay outstanding indebtedness of approximately $400,000 (including indebtedness of $100,000 incurred after June 30, 1996) and legal, accounting and other expenses (totaling approximately $500,000) associated with the Offering; the balance (to be used to fund future operations, research and development) was invested in short-term money market instruments.

In connection with the Offering, the Company increased the number of shares of Common Stock it is authorized to issue to 7,000,000 and, immediately prior to the Offering, effected a 1.987538926-to-1 stock split of the then outstanding Common Stock.

                       PART II - OTHER INFORMATION
                       ---------------------------

Item 2.    Changes in Securities.
           ---------------------

           On May 13, 1996, the Company increased its authorized common stock to 7,000,000 and authorized the issuance of 1,000,000 shares of blank check preferred stock. Subsequent to June 30, 1996 and in connection with the Company's initial public offering, the Company effected a 1.987538926-for-1 split of its outstanding Common Stock.


Item 4.    Submission of Matters to a Vote of Security-Holders.
           ---------------------------------------------------

           On May 2, 1996, the Company held its annual meeting of stockholders in Edison, New Jersey.

           (a) The stockholders elected the following directors with corresponding votes for and withheld:

                                  Number of Shares             Number of
              Director               Voted For              Shares Withheld
              ---------            --------------           ---------------

        Eugene I. Gordon            1,066,667                      0
        Steven G. Cooperman         1,066,667                      0
        Sanford J. Hillsberg*       1,066,667                      0
        Steven Katz**               1,066,667                      0
- -------------------------------
* To take office upon the consummation of the Company's initial public offering
** To take office 30 days after the consummation of the Company's initial public offering

           (b) The stockholders voted to amend the Company's Certificate of Incorporation to increase the number of shares of Common Stock which the Company has authority to issue to 7,000,000 and to authorize the issuance of 1,000,000 shares of blank check preferred stock, with the following votes for, against and abstained:

           FOR                   AGAINST                    ABSTAINED
           ___                   _______                    _________

        1,066,667                   0                           0

           (c) The stockholders voted to amend the Company's 1994 Stock Option Plan to increase the number of shares of Common Stock authorized for issuance thereunder by 200,000 (after giving effect to the 1.987538926-for-1 stock split of the Common Stock effected in connection with the Company's initial public offering), with the following votes for, against and abstained:
           FOR                   AGAINST                    ABSTAINED
           ___                   _______                    _________

        1,066,667                   0                           0

           (d) The stockholders voted to ratify the appointment of Rosenberg Rich Baker Berman & Company, P.A. as independent certified public accountants for the Company for the fiscal year ending December 31, 1996, with the following votes for, against and abstained:

           FOR                   AGAINST                    ABSTAINED
           ___                   _______                    _________

        1,066,667                   0                           0

Item 6.    Exhibits and Reports on Form 8-K.
           --------------------------------

           (a)     Exhibits
                   --------

           27.     Financial Data Schedule

           (b)     Reports on Form 8-K
                   -------------------

                   Not applicable

                                SIGNATURES
                                ----------

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  September 19, 1996

                                   MEDJET INC.
                                   --------------------------------
                                      (Registrant)


                                     /s/ Eugene I. Gordon
                                   --------------------------------
                                   Eugene I. Gordon
                                   President and Chief Executive Officer


                                     /s/ Thomas M. Handschiegel
                                   --------------------------------
                                   Thomas M. Handschiegel
                                   Chief Financial Officer and
                                   Chief Accounting Officer

Exhibit No. 27


                           FINANCIAL DATA SCHEDULE


This schedule contains summary financial information extracted from the June 30, 1996 (unaudited) financial statements of Medjet Inc. and is qualified in its entirety by reference to each financial statements.

                                                              June 30, 1996
Iten Number         Item Description                           (Unaudited)
- -----------         ----------------                          -------------

5-02(1)            Cash and cash items                          $   61,046
5-02(2)            Marketable securities                                 -
5-02(3)(x)(1)      Notes and accounts receivable - trade             2,477
5-02(4)            Allowance for doubtful accounts                       -
5-02(6)            Inventory                                             -
5-02(9)            Total current assets                             64,279
5-02(13)           Property, plant and equipment                    86,517
5-02(14)           Accumulated depreciation                         63,811
5-02(18)           Total assets                                    578,130
5-02(21)           Total current liabilities                     1,047,551
5-02(22)           Bonds, mortgages and similar debt               615,000
5-02(28)           Preferred stock-mandatory redemption                  -
5-02(29)           Preferred stock-no mandatory redemption               -
5-02(30)           Common stock                                      2,450
5-02(31)           Other stockholders' equipment                  (469,421)
5-02(32)           Total liabilities and stockholders' equity      578,130
5-03(b)1(a)        Net sales of tangible products                        -
5-03(b)1           Total revenues                                        -
5-03(b)2(a)        Cost of tangible goods sold                           -
5-03(b)2           Total costs and expenses applicable to
                   sales and revenues                                    -
5-03(b)3           Other costs and expenses                        455,382
5-03(b)5           Provisions for doubtful accounts and notes            -
5-03(b)(8)         Interest and amortization of debt discount       16,030
5-03(b)(10)        Income before taxes and other items            (471,412)
5-03(b)(11)        Income tax expense                                  151
5-03(b)(14)        Income/loss continuing operations              (471,563)
5-03(b)(15)        Discontinued operations                               -
5-03(b)(17)        Extraordinary items                                   -
5-03(b)(18)        Cumulative effect - changes in accounting
                   principles                                            -
5-03(b)(19)        Net income or loss                             (471,563)
5-03(b)(20)        Earnings per share - primary                       (.19)
5-03(b)(20)        Earnings per share - fully diluted                 (.19)