Form 10-Q/A
period 1996-06-30
MEDJET INC
filed 1996-11-05
CIK 932265

========================================================================
                            SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549
                               ----------------------------

                                     FORM 10-QSB/A
                                    AMENDMENT NO. 1
(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996

                                     OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ---------- to ----------------

          Commission File Number: 1-11765

                                    MEDJET INC.
      (Exact name of Small Business Issuer as Specified in its Charter)

     DELAWARE                                    22-3283541
(State or Other Jurisdiction        (I.R.S. Employer Identification No.)
of Incorporation or Organization)

                         1090 KING GEORGES POST ROAD, SUITE 301
                                  EDISON, NEW JERSEY 08837
                        (Address of Principal Executive Offices)

                                    (908) 738-3990
                  (Registrant's Telephone Number, Including Area Code)

                   ----------------------------------------------------
                     (Former Name, Former Address and Former Fiscal
                            Year, if Changed Since Last Report

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.                                [  ] Yes  [ X ] No

     Common Stock, par value $.001 per share, outstanding as of September 13, 1996: 3,682,455 shares.

     Units, each consisting of one share of Common Stock and one warrant to purchase one share of common stock outstanding as of September 13, 1996:
1,232,143 Units

     Transitional Small Business Disclosure format:   [  ] Yes  [ X ] No

========================================================================

     This Amendment No. 1 to the Quaterly Report on Form 10-QSB of Medjet Inc. (the "Company") is being filed solely for the purpose of filing
Exhibit 27, the Financial Data Schedule.

Item 6.   EXHIBITS.

          (a)  EXHIBITS

          27.  Financial Data Schedule

                                      SIGNATURE
                                      ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 5, 1996

                               MEDJET INC.
                               -----------------------------------
                               (Registrant)


                               /s/ Eugene I. Gordon
                               -----------------------------------
                               Eugene I. Gordon
                               President and Chief Executive Officer


                               /s/ Thomas M. Handschiegel
                               ------------------------------------
                               Thomas M. Handschiegel
                               Chief Financial Officer and
                               Chief Accounting Officer

                                    EXHIBIT INDEX

                                                      Sequentially
No.                   Description                     Numbered Pages
---                   -----------                     --------------
27.                   Financial Data Schedule