Form 10-Q
period 1996-09-30
MEDJET INC
filed 1996-11-05
CIK 932265

========================================================================
                        U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                 ------------------

                                      FORM 10-QSB
  (Mark One)
  / X / QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1996

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

       Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
  for the past 90 days.                         / X / Yes  / / No

       Common Stock, par value $.001 per share, outstanding as of November 1, 1996: 3,682,455 shares

       Units, each consisting of one share of Common Stock (included above in the number of shares of Common Stock outstanding) and one warrant to purchase one share of Common Stock, outstanding as of November 1, 1996:
  1,232,143 Units

   ## CT01/SHERC/90225.31





       Transitional  Small Business Disclosure format: /  /  Yes  / X / No-
  ========================================================================

   ## CT01/SHERC/90225.31





                                 MEDJET INC.

                                   INDEX


  PART I.  FINANCIAL INFORMATION                                       Page
  No.
  ------------------------------                                      -----
  ---

  ITEM 1.  Financial Statements

           Condensed Interim Balance Sheet as of
           September 30, 1996 (Unaudited) . . . . . . . . . . .

           Condensed Interim Statements of Operations for the
           Three and Nine Months Ended September 30, 1996
           and 1995 and the Period From December 16, 1993
           (Date of Inception) to September 30, 1996
           (Unaudited) . . . . . . . . . . . . . . . . . . . . .

           Condensed Interim Statements of Cash Flows for the
           Nine Months Ended September 30, 1996 and 1995
           and the Period from December 16, 1993 (Date of
           Inception) to September 30, 1996 (Unaudited) . . . .

           Notes to Condensed Interim Financial Statements . . .

  ITEM 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . .


  PART II.  OTHER INFORMATION
  ---------------------------

  ITEM 6.     Exhibits and Reports on Form 8-K . . . . . . . . .

  SIGNATURES















   ## CT01/SHERC/90225.31

                        PART I - FINANCIAL INFORMATION

  Item 1.     Financial Statements

                                   MEDJET INC.
                          (A Development Stage Company)
                         Condensed Interim Balance Sheet
                                  September 30, 1996
                                   (Unaudited)

  ASSETS

  CURRENT ASSETS:
  --------------
  Cash and cash equivalents                               $4,940,788
  Accounts receivable                                          2,083
  Prepaid expenses                                            61,204
                                                          ----------
                                                           5,004,075
                                                          ----------

  PROPERTY, PLANT & EQUIPMENT:
  ---------------------------
  Less accumulated depreciation of $72,641                    94,719
                                                           ----------


  ORGANIZATION COSTS
  ------------------
  Less accumulated amortization of $18,269                    19,118
                                                           ----------

  PATENTS AND TRADEMARKS
  ----------------------
  Less accumulated amortization of $1,628                     41,567
                                                           ----------

  SECURITY DEPOSITS                                            5,437
  -----------------                                        ----------

  Total Assets                                            $5,164,916
                                                          ==========

  LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
  -------------------
  Accounts payable                                        $  157,030

   ## CT01/SHERC/90225.31





  Accrued interest payable                                    12,617
  Notes payable - officer                                    315,000
                                                           ----------
        Total Liabilities                                    484,647
                                                            ---------

  STOCKHOLDERS' EQUITY:
  ------------------------------
  Common stock, $.001 par value,
  7,000,000 shares authorized, 3,682,455 shares
  issued and outstanding                                       3,682

  Preferred stock, $.01 par value, 1,000,000
  shares authorized, no shares issued                             --

  Additional paid-in capital                               4,870,880

  Retained earnings (deficit)                               (194,293)
                                                           -----------
         Total Stockholders' Equity                        4,680,269
                                                           -----------

  Total Liabilities and Stockholders'
     Equity                                               $5,164,916
                                                          ============



                    See   Notes   to   the   Condensed  Interim   Financial
  Statements.

   ## CT01/SHERC/90225.31






                                   MEDJET INC.
                          (A Development Stage Company)
                   Condensed Interim Statements of Operations
                       For The Three and Nine Months Ended
                 September 30, 1996 and 1995 and the Period From
          December 16, 1993 (Date of Inception), to September 30, 1996
                                   (Unaudited)


                                             Three Months Ended
                                                  September 30,
                                        -----------------------------
                                            1996              1995
                                        -----------       -----------
  Revenues:
  --------
  Net Sales                             $     -           $     -
  Cost of Sales                               -                 -
                                        -----------       -----------
  Gross Profit                                -                 -
                                        -----------       -----------

  Expenses:
  --------
  Research, development,
     general and administrative            331,922           180,212
                                        -----------       -----------
  Total costs and expenses                 331,922           180,212
                                        -----------       -----------

  Loss from operations                    (331,922)         (180,212)

  Other Income (Expense):
  ----------------------
  Interest income                           28,478              -
  Interest expense                         (10,821)              (26)
                                        -----------       -----------
                                            17,657               (26)
                                        -----------       -----------

  LOSS BEFORE INCOME TAX                  (314,265)         (180,238)

  State income tax                            -                 -
                                        -----------       -----------

       NET LOSS                         $ (314,265)       $ (180,238)
                                        ===========       ===========


   ## CT01/SHERC/90225.31





  Net Loss Per Share                    $    (0.10)       $    (0.07)
                                        ===========       ===========

  Weighted Average Common
       Shares Outstanding                 3,151,399         2,420,960
                                        ===========       ===========












                                                              Period from
                                                              December 16,
                                   Nine Months Ended          1993
                                    September 30,             (Inception)
                              -----------------------         to September
                                    1996           1995       30, 1996
                                -----------    -----------   -------------
  Revenues:
  --------
  Net Sales                     $     -        $     -           $      -

  Cost of Sales                       -              -                 -
                                -----------    -----------      ----------
  Gross Profit                        -              -                 -
                                -----------    -----------      ----------

  Expenses:
  --------
  Research, development,
     general and administrative    787,455        537,140       1,769,619
                                -----------    -----------      ---------
  Total costs and expenses         787,455        537,140       1,769,619
                                -----------    -----------      ----------

  Loss from operations            (787,455)      (537,140)     (1,769,619)

  Other Income (Expense):
  ----------------------
  Interest income                   28,478          7,928          43,740
  Interest expense                 (26,851)           (28)        (26,886)
                                -----------    -----------      ----------
                                     1,627          7,900          16,854
                                -----------    -----------      ----------


   ## CT01/SHERC/90225.31





  LOSS BEFORE INCOME TAX          (785,828)      (529,240)     (1,752,765)

  State income tax                       -              -             250
                                -----------    -----------      ----------

       NET LOSS                 $ (785,828)    $ (529,240)    $(1,752,015)
                                ===========    ===========    ============

  Net Loss Per Share            $    (0.29)    $    (0.22)      $  (0.73)
                                ===========    ===========    ============

  Weighted Average Common
       Shares Outstanding         2,685,713      2,414,285     2,401,696
                                ===========    ===========    ============

                    See   Notes   to  the   Condensed   Interim   Financial
  Statements.

   ## CT01/SHERC/90225.31






                                   MEDJET INC.
                          (A Development Stage Company)
                   Condensed Interim Statements of Cash Flows
              For The Nine Months Ended September 30, 1996 and 1995
            And The Period From December 16, 1993 (Date of Inception),
                                to September 30, 1996
                                   (Unaudited)

                                              For the Nine Months Ended September 30,                      Period from
                                              ----------------------------------------                     December 16, 1993
                                                1996                            1995                      (Inception) to
                                              -------                         ------                       September 30, 1996
                                                                                                          -------------------

    Cash Flows from Operating
      Activities                             $ (667,907)                      $(581,930)                      $(1,545,926)
    Cash Flows from Investing
      Activities                                (72,252)                        277,496                          (253,379)
    Cash Flows from Financing
      Activities                              5,623,269                         114,000                         6,740,093
                                             ----------                       ----------                      ------------

    Net Increase (Decrease) in
      Cash and Cash Equivalents               4,883,110                        (190,434)                        4,940,788

      Cash and Cash Equivalents
        Beginning of Period                      57,678                         228,936                                 -
                                            -----------                       ----------                      ------------
      Cash and Cash Equivalents
        End of Period                       $ 4,940,788                       $  38,502                       $ 4,940,788
                                           ============                       ==========                      ============

    Supplemental Disclosures of
      Cash Flow Information:

      Cash paid during the period
        for income taxes                    $      -                           $    125                         $     200
                                           ============                       ==========                      ============




                     See  Notes   to   the  Condensed   Interim   Financial
  Statements.

   ## CT01/SHERC/90225.31





                                 MEDJET INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                  NOTES TO THE
                     CONDENSED INTERIM FINANCIAL STATEMENTS


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

            The Condensed Interim Financial Statements included herein reflect, in the opinion of management, all adjustments (consisting primarily only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the three and nine month
            periods   ended  September   30,  1996   are  not   necessarily
  indicative
            of results to be expected  for the entire year  ending December
  31,
            1996.

  NOTE B - INITIAL PUBLIC OFFERING:

            On August 14, 1996, the Company consummated its initial public offering (the "Offering") and, accordingly, issued and sold to the public 1,071,429 Units (the "Units"), each Unit consisting of one share of common stock, $.001 par value of the Company (the "Common Stock"), and one redeemable Common Stock Purchase Warrant (the "Warrants") to purchase one share of Common Stock at $10.00 for a period of 24 months commencing on November 6, 1996. The Common Stock and the Warrants will become separable on November 6, 1996, or earlier as may be agreed to by the

   ## CT01/SHERC/90225.31





            Company and Patterson Travis, Inc., the underwriter of the Offering (the "Underwriter").

            In conjunction with an option granted to the Underwriter to purchase additional Units solely to cover over-allotments from the Offering, the Company issued and sold an additional
  160,714
            Units on September 13, 1996.

            The proceeds from these transactions (amounting to approximately $6 million) were used, in part, to repay outstanding indebtedness of approximately $400,000 (including indebtedness of $100,000 incurred during the three months ended
            September 30, 1996) and legal, accounting and other expenses
            (totaling   approximately   $500,000)   associated   with   the
  Offering;
            the balance  (to be  used to  fund future  operations, research
  and
            development)   was   invested  in   short-term   money   market
  instruments.

            In connection with the Offering, the Company increased the number of shares of Common Stock it is authorized to issue to 7,000,000 and, immediately prior to the Offering, effected a 1.987538926-to-1 stock split of the then outstanding Common Stock.

  NOTE C - NET LOSS PER SHARE:

           Net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period, after giving effect to the 1.987538926-to-1 stock split of the Common Stock explained above. Common Stock equivalents have not been included in this computation as the effect would be anti-dilutive.

   ## CT01/SHERC/90225.31





  ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  GENERAL

  Medjet Inc. (the "Company"), formed in December, 1993, is engaged in the research and development of medical technology, with an emphasis on corneal surgical technology and equipment. The Company is a development stage company.


  RESULTS OF OPERATIONS

  The  Company   has  not  yet   initiated  sales  of   its  products  and,
  consequently, had no revenues during the three months or nine months ended September 30, 1996.

  Total costs and expenses during the three months ended September 30, 1996 increased by $151,710 (84%) to $331,922 from $180,212 for the comparable period of 1995. This was primarily due to the net increase in staff (from six full-time and two part-time employees to twelve full-time and one part-time employees) and an increase in professional fees and consultant costs as the Company continued its research and development activities. Expenses were also higher during the 1996 period due to higher occupancy costs (reflecting additional office and laboratory space assumed on April 1, 1996) and increased purchases for materials, testing and analysis.

  During the nine months ended September 30, 1996, total costs and expenses increased by $250,315 (47%) to $787,455 from $537,140 for the comparable period of 1995, generally for the same reasons as during the three-month period.

  Other income and expense for the three months ended September 30, 1996 shows net interest income of $17,657 compared to a $26 expense for the comparable period of 1995. This reflects interest income earned on the Company's short-term investments, reduced by interest charges on short-term loans made to the Company during 1996. These loans were substantially repaid during the three months ended September 30, 1996 (more fully described under the caption, "Initial Public Offering" below).

  For the nine months ended September 30, 1996, other income and expense shows net interest income of $1,627 compared to net interest income of $7,900 for the comparable period of 1995, for the same reasons as during the three-month period.

  LIQUIDITY AND CAPITAL RESOURCES

  Since its inception, the Company's liquidity requirements have been met through private sales of the Company's common stock. During the fourth quarter of 1995, in order to continue to fund its operations, the

   ## CT01/SHERC/90225.31





  Company obtained five loans from its president in the aggregate amount of $150,000. Additional loans were obtained during 1996 from two of the Company's current directors ($50,000 from each such director during the first quarter), from the Company's president ($165,000 during the second quarter), and, in connection with the Offering (as defined below), from an affiliate of the underwriter of the Offering ($100,000 during each of the first and second quarters). During the third quarter of 1996, prior to the Offering, an additional $100,000 was borrowed from a stockholder of the Company. Except for the loans made by the Company's president, all loans were repaid during the third quarter of 1996, following the Offering.

  As a result of the Offering, the Company's liquidity position has improved significantly. The Company anticipates that its current cash and cash equivalents, as well as projected cash flows from operations, will be sufficient to cover working capital and capital equipment needs through 1998.


  INITIAL PUBLIC OFFERING

  On August 14, 1996, the  Company consummated its initial  public offering
  (the "Offering") and, accordingly, issued and sold to the public 1,071,429 Units (the "Units"), each Unit consisting of one share of common stock, $.001 par value of the Company (the "Common Stock"), and one redeemable Common Stock Purchase Warrant (the "Warrants") to purchase one share of Common Stock at $10.00 for a period of 24 months commencing on November 6, 1996. The Common Stock and the Warrants will become separable on November 6, 1996, or earlier as may be agreed to by the Company and Patterson Travis, Inc., the underwriter of the Offering (the "Underwriter").

  In conjunction with an option granted to the Underwriter to purchase additional Units solely to cover over-allotments from the Offering, the Company issued and sold an additional 160,714 Units on September 13, 1996.

  The proceeds from these transactions (amounting to approximately $6 million) were used, in part, to repay outstanding indebtedness of approximately $400,000 (including indebtedness of $100,000 incurred during the three months ended September 30, 1996) and legal, accounting and other expenses (totaling approximately $500,000) associated with the Offering; the balance (to be used to fund future operations, research and development) was invested in short-term money market instruments.

  In connection with the Offering, the Company increased the number of shares of Common Stock it is authorized to issue to 7,000,000 and, immediately prior to the Offering, effected a 1.987538926-to-1 stock split of the then outstanding Common Stock.




   ## CT01/SHERC/90225.31

                         PART II - OTHER INFORMATION
                         ---------------------------


  Item 6.    Exhibits and Reports on Form 8-K.
             --------------------------------

             (a)     Exhibits
                     --------

             27      Financial Data Schedule

             (b)     Reports on Form 8-K
                     -------------------

                     No Report on Form 8-K was filed during the quarter for which this Quarterly Report on Form 10-QSB is filed.

































   ## CT01/SHERC/90225.31

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

  Dated:  November 5, 1996

                                     MEDJET INC.
                                     --------------------------------
                                        (Registrant)


                                       /s/ Eugene I. Gordon
                                     --------------------------------
                                     Eugene I. Gordon
                                     President and Chief Executive Officer


                                       /s/ Thomas M. Handschiegel
                                     --------------------------------
                                     Thomas M. Handschiegel
                                     Chief Financial Officer and
                                     Chief Accounting Officer

  Exhibits Index
  --------------

         Exhibit
          Number     Description                                       Page
  Number
         -------     -----------                                   --------
  ---

             27      Financial Data Schedule













   ## CT01/SHERC/90225.31