Form 10KSB
period 1996-12-31
MEDJET INC
filed 1997-03-31
CIK 932265

================================================================================

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     -----------

                                     FORM 10-KSB

                    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
             SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
              /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                     For the fiscal year ended December 31, 1996

            / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                         For the period from      to

                           Commission File Number : 1-11765

                                     MEDJET INC.
                 (EXACT NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

          DELAWARE                                            22-3283541
(STATE OR OTHER JURISDICTION                              (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

                        1090 KING GEORGES POST ROAD, SUITE 301
                               EDISON, NEW JERSEY 08837
                       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

            Issuer's telephone number, including area code: (908) 738-3990

             SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                         NONE
             SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                 UNITS, EACH CONSISTING OF ONE SHARE OF COMMON STOCK
                               AND ONE CLASS A WARRANT
                       COMMON STOCK, PAR VALUE $.001 PER SHARE

     Indicate by check mark whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

     Issuer's revenues for the fiscal year ended December 31, 1996 were $0.0.

     The aggregate market value of the voting stock held by non-affiliates of the Issuer as of March 24, 1997 was approximately $16,584,400.

     As of March 24, 1997, 3,648,666 shares of the Issuer's Common Stock, par value $0.001 per share, were outstanding.

     Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                                   -----   -----

                              -------------------------

                         DOCUMENTS INCORPORATED BY REFERENCE

     The information required under Items 10 through 12 of Part III is incorporated herein by reference to the Medjet Inc. Proxy Statement for the Annual Meeting of Stockholders for 1997 to be held on June 27, 1997, which will be filed on or about May 9, 1997.

================================================================================

                                  TABLE OF CONTENTS
                                                                            Page
                                                                            ----

PART I ...................................................................  1
  ITEM I.   BUSINESS......................................................  1
            The Company...................................................  1
            Diseases of the Cornea and Therapeutic Treatment..............  5
            Refractive Disorders and Correction...........................  5
            The HRK Microkeratome.........................................  7
            Patents.......................................................  8
            U.S. Government Regulation....................................  8
            Foreign Government Regulation.................................  9
            Competition...................................................  9
            Employees..................................................... 10
            Product Liability Insurance................................... 10

  ITEM 2.   PROPERTIES.................................................... 11

  ITEM 3.   LEGAL PROCEEDINGS............................................. 11

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS........... 11

PART II .................................................................. 11

  ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...... 11

  ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..... 11

  ITEM 7.   FINANCIAL STATEMENTS.......................................... 12

  ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE...................................... 23

PART III.................................................................. 23

  ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT............. 23

  ITEM 13.  EXHIBITS, LIST, AND REPORTS ON FORM 8-K....................... 24

  THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). ACTUAL RESULTS, EVENTS AND CIRCUMSTANCES COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH STATEMENTS DUE TO VARIOUS FACTORS.


                                        PART I

ITEM I.     BUSINESS.

THE COMPANY

  Medjet Inc. (the "Company"), founded in December 1993, is engaged in the research and development of medical technology with an emphasis on ophthalmic surgical technology and equipment, and has developed a proprietary technology and derivative devices for corneal surgery. The basic technology is based on a hair thin, 33 micron diameter, circular beam of saline water solution moving in varying excess of supersonic speed, depending on the specific application. In each application, the waterjet beam substitutes for a conventional, oscillating metal or diamond blade. In combination with other elements of the device, it is capable of removing the epithelium (the front surface layer of the cornea of the eye) in a procedure known as epithelial keratoplasty, or shaving thin shaped layers from the cornea, in a procedure known as lamellar keratoplasty. The device normally used to perform lamellar keratoplasty is known as a microkeratome. The Company's waterjet-based microkeratome is known as the HydroBlade(Trademark) Keratome. The procedure with the new device may be used to treat diseases of the cornea as well as to correct vision deficiencies such as nearsightedness ("myopia"), farsightedness ("hyperopia") or astigmatism. Layers of the cornea, either parallel or shaped (resembling contact lenses), are excised in order to reshape the anterior cornea surface to achieve close-to-ideal focusing. In combination with a proprietary template of prescribed dimensions, the shape of the layer to be removed can be determined in advance.

  The Company believes that its technology can be used to remove the epithelium, a procedure called hydro-epithelial keratoplasty ("HEK") or to treat diseased cornea in a procedure known as hydro-therapeutic keratoplasty ("HTK"), in which diseased corneal tissue is removed. HEK may be used to treat diseases of the epithelium or damage to the epithelium that sometimes occurs. Epithelial removal is often the first step in surgery of the cornea. It may be used beneficially as the first step in the currently-used laser refractive surgery technique known as photo-refractive keratectomy ("PRK"). Approximately 45,000 corneal procedures, primarily full transplants, are performed annually in the United States. The Company believes that HTK will make partial transplants, which would be more desirable and safer, feasible. HTK may also be used to create a uniform thickness flap of corneal tissue as the first step in a current modification of the PRK technique known as the light ablation system for in-situ keratomileusis ("LASIK"). Blade-based microkeratomes are used to make the flap and are generally viewed as somewhat unsafe and have limited the use of LASIK as an alternate to PRK.

  The Company believes that the HydroBlade(Trademark) Keratome, through the use of a procedure known as hydro-refractive keratoplasty ("HRK"), has the potential to reduce or eliminate a patient's dependence on eyeglasses or contact lenses by modifying the shape of the anterior corneal surface to correct inherent vision deficiencies. Based on feasibility studies on enucleated eyes and animal studies, the Company believes that the HydroBlade(Trademark) Keratome cuts more precisely, more quickly and with less tissue damage than the sharpest metal, diamond or laser scalpels and that the HRK microkeratome, if approved or granted permission to market by the U.S. Food and Drug Administration (the "FDA"), may result in a safer, more accurate and more stable corneal adjustment that is less painful for patients than other refractive surgery procedures currently available. Based on independent comparative testing performed by the Company, the Company anticipates that HRK could cost less than other such procedures, although the cost to the patient is determined by the surgeon.

  The Company has not tested its HydroBlade(Trademark) Keratome on live human eyes but has tested it on over 1,000 porcine and rabbit corneas, over two dozen cadaver eyes and 22 live rabbits. The Company is currently readying its prototype HydroBlade(Trademark) Keratome for studies on blind human eyes in a clinical setting.

  The Company has an issued patent on the method and device for HTK and HRK and other patents, including one relating to HEK, are pending. Limited testing of HTK has been done by others but, to the Company's knowledge, no other patents have issued in this field and the Company believes that its patent will dominate.

  HEK is performed with a device known as the HydroBrush(Trademark) Keratome, which precisely and safely debrides the epithelial layer of the cornea (with a minimum of debris or residue) down to the Bowman's layer (the layer of the cornea below the epithelium), in a discrete circular region with a well defined boundary. There is no discernible damage to the Bowman's layer using high magnification scanning electron microscope imaging. In contrast, knife blade scrapes to debride the epithelium leave substantial debris and damage to Bowman's layer. On rabbits, the regrowth of the epithelium is observed to be about one-third faster (typically two days instead of three) when the cornea is debrided with the HydroBrush(Trademark) Keratome than when blade scraping is used. In addition, in contrast to blade scraping, which takes a few minutes, the HydroBrush(Trademark)debriding process takes a few seconds and requires minimal training or experience, and no initial dehydration is observed. Thus, the Company believes that HEK should be ideal for use with PRK procedures. Prototypes of the hand-held device are now being fabricated and tested extensively, where they have compared advantageously to blades on live rabbits, in support of a Section 510(k) pre-market notification procedure ("510(k) notification") to the FDA. The Company anticipates that, if the FDA grants it permission to market the device pursuant to such 510(k) notification, this commercial device could become available in the United States as early as autumn of 1997.

  The HydroBrush(Trademark) Keratome utilizes a waterjet brush; a thin, high speed, linear jet about 2 mm wide of sterile, saline water solution flowing on and along the underside of a transparent applanator plate. A circular, passive, globe alignment device (the "EyeMask") is placed against the anterior corneal surface and an insert in the EyeMask defines the circular region, up to 8 mm in diameter, to be debrided. The applanator, which directs the flow of water, is brought into light contact with the corneal upper surface at the apex of the cornea. The applanator is simply slid by hand across the EyeMask and the waterjet brush gently removes the epithelium. The spent water is collected in an absorbent material shroud placed against the nose.

  The sterile, saline water solution comes from a small, flexible, sterile, 15 ml plastic bottle in the device handle. When the device is activated by pressurizing pure water within the handle around the outside of the bottle, the bottle is pressurized, squeezed and emptied by the external hydrostatic pressure of the water of about 6000 pounds per square inch to produce a circular, 100 micron diameter, constant, high speed saline waterjet which runs for 8 seconds, and then shuts off automatically when the bottle is empty. The saline waterjet is converted to the linear HydroBrush(Trademark) Keratome on the underside of the applanator plate.

  The high hydrostatic pressure to activate the device is produced by a miniature water pressure intensifier driven by a liquid CO2 air gun-type cartridge. A small diameter, flexible tube carries high pressure water to the device handle. The CO2 cartridge, the sterile saline bottle, the EyeMask inserts and the spent water catcher constitute an inexpensive set of disposables.

  The HydroBrush(Trademark) Keratome is intended to become the first commercially available product using the Company's waterjet technology and would be both an early source of revenue for the Company and the basis for additional applications to the FDA for permitted uses of the device.

  The Company's HydroBlade(Trademark) Keratome, which consists of a waterjet nozzle and a globe fixation device is used with a miniature high pressure system similar to that used for the HydroBrush(Trademark) Keratome. However, it operates at a pressure of 20,000 psi. In this case, scanning is accomplished manually by the surgeon's fingers sliding the nozzle device along tracks on the globe fixation device. The required rate of scanning is not critical and can be readily learned.

  The Company believes that the HydroBlade(Trademark) Keratome, when used in HTK, would be used similarly to other microkeratomes but would allow for safe removal of layers of corneal tissue of a predetermined shape and thickness with a higher degree of accuracy and far less tissue damage. This has already been demonstrated on cadaver eyes. The Company intends to file an investigational device exemption ("IDE") to perform clinical trials and then submit a Section 510(k) notification for a ruling of substantial equivalence to current microkeratomes, resulting in permission for the Company to market the HydroBlade(Trademark) Keratome for HTK.

  A subsequent and more commercially valuable use of the HydroBlade(Trademark) Keratome is for refractive surgery through HRK. Subsequent to the permitted marketing of the HydroBlade(Trademark) Keratome for HTK, the Company intends to seek FDA approval or permission to market the device for HRK.

  Upon permission to market or other approval by the FDA of its HydroBlade(Trademark) Keratome for HRK, the Company intends to market this product to individual or affiliated groups of ophthalmologists for treatment of patients in a clinical setting. The Company expects to derive a significant part of its revenue by selling a basic system and leasing a returnable one-time use head, which is routinely maintained, sterilized, recharged, repackaged and leased again by the Company. The Company believes that by retaining control over the reprocessing of the head that the efficacy, safety and reliability of the HydroBlade(Trademark) Keratome will be maintained. In addition, the Company believes that the leasing arrangement will be attractive to ophthalmologists because they will be able to keep a supply of heads on hand, thereby eliminating the down time that would otherwise be required for the sterilization and maintenance process. In addition to standard templates for standard refractive corrections, the Company expects to make available custom templates for individual patient treatment as required.

  The Company believes that its proprietary waterjet technology has additional surgical applications. However, only limited studies of such applications have been carried out. The Company's current focus is on applications to ophthalmology.

  The Company is in the development stage and has not sold any products or generated any revenues. To date, the Company's research and development activities have been limited to constructing and testing experimental versions of the keratome and conducting a limited number of feasibility studies using porcine, rabbit and human cadaver eyes and live animals to prove that a hair-thin beam of water can smoothly incise and shape the anterior surface of the cornea and that the cornea will heal properly after the surgery. No human clinical trials have been performed to date.

  The FDA has regulatory authority over the manufacture, labeling, distribution and promotion of the microkeratome. The initial phase of the Company's FDA strategy involves seeking permission to market the HEK device through a Section 510(k) notification. There can be no assurance, however, that the FDA will not require the Company to submit additional data or and IDE relating to the HEK device or file an application other than a 510(k) notification, either of which could be costly and result in a longer time period before the Company received permission from the FDA to market the HEK device.

  The FDA has recommended to the Company that it seek permission to market the HTK microkeratome through a Section 510(k) notification together with a limited number of clinical trials, and it is the intention of the Company to file a notification with the FDA in the second half of 1997 relating to two uses of the HTK microkeratome. Although there can be no assurance that this will prove to be the case, permission granted for the 510(k) notifications should enable the Company to commence its marketing efforts sooner than if the Company had to submit to the FDA a pre-market approval ("PMA") application. In order to obtain FDA clearance of a 510(k) notification, a company must prove its device is substantially similar to a marketed product. PMA applications must demonstrate, among other matters, that the device is safe and effective.

Although human clinical trial data is sometimes required to be submitted with a 510(k) notification, a PMA application is typically a more complex submission which usually includes the results of clinical studies, and preparing an application is a detailed and time-consuming process. Once a PMA application has been submitted, the FDA's review may be lengthy and may include requests for additional data. See "-- U.S. Government Regulation."

  Although the therapeutic uses described above are the Company's initial intended uses for its two devices, the Company recognizes that other uses may eventually be made of the waterjet microkeratome. One such use, for which the Company believes the potential market could be significant, is for refractive surgical correction. Therefore, the later phase of the Company's FDA strategy relates to the HRK microkeratome. Although the Company believes that the HRK microkeratome will be considered for permission to market by the FDA through a 510(k) notification based upon the similarities of the microkeratome between the HTK use and the HRK use, obtaining such permission for the HRK microkeratome is likely to be somewhat more complicated than for HTK. There can be no assurance that either the HTK use or the HRK use will be permitted for marketing by the FDA. The differences between the two uses are found in the components, other than the waterjet scalpel, which comprise the microkeratome. For the HRK microkeratome, the Company may be required to show that the procedure is effective, stable and does not decrease visual acuity to any significant extent.

  The Company believes that, based on three features of the HRK microkeratome, it will also be considered for 510(k) notification by the FDA. First, based on the preliminary experimentation conducted with waterjet microkeratomes, there are no known or anticipated physical or chemical processes that would impact on the safety of the HRK procedure. The waterjet microkeratome cuts by mechanisms similar to that of conventional scalpels (although at speeds of more than 100 times greater), except that the Company believes that HRK would not produce certain side effects incident to other refractive surgery procedures. Such side effects include the inferior cut produced by the oscillating blade used in conventional microkeratomes, and the potential carcinogenic effects, dehydration from overheating and high amplitude shock waves to the eye resulting from the high energy, pulsed radiation used in the PRK procedure. PRK could represent the strongest competition to HRK. As a result of the anticipated safety issues, the FDA approval process for PRK involved numerous clinical studies on human eyes and took several years to complete. The Company believes that the FDA approval process for the HRK microkeratome should be shorter and entail fewer clinical studies in light of the expected higher level of safety and lack of anticipated side effects, in comparison to other previously permitted products, but there can be no assurance that this will be the case.

  The second feature of the HRK microkeratome is the benign nature of the waterjet cut. While a conventional scalpel tears the lamellae (layers of the stroma) and PRK completely or partially destroys the surface lamellae, the waterjet beam has a unique cutting action which separates the various lamellae prior to cutting the targeted tissue, thereby preserving the integrity of the remaining lamellae and both localizing and minimizing the damage to the lamellae generally. The healing process following a waterjet cut is expected to be less traumatic than that following a conventional scalpel cut or a PRK cut, as observed in rabbits, although the improved healing process has not yet been demonstrated in human eyes.

  The third feature of the HRK microkeratome is that the portion of the corneal tissue targeted for removal is extracted in a single piece similar to a contact lens. The Company is developing and experimenting with an in-vitro model which would allow intact removal of the targeted portion of corneal tissue and comparison to the expected refraction, in effect producing a definitive model of the relationship between the template shape and the refractive result. The efficacy requirement of such experimentation is to demonstrate validity in humans of the in-vitro model, a less demanding requirement than demonstrating validity on live human eyes. The Company believes that the clinical studies would be primarily directed toward validating this model and that the 510(k) notification process would be relatively short and consist of tests on a limited number of live eyes.

  The Company may distribute its products internationally. Distribution of the Company's products in countries other than the United States may be subject to regulation in those countries. In some countries, the regulations governing such distribution are less burdensome than in the United States and the Company may pursue marketing its products in such countries prior to receiving permission to market from the FDA. The Company will endeavor to obtain the necessary government approvals in those foreign countries where the Company decides to manufacture, market and sell its products. See "-- Foreign Government Regulation."

  The Company intends to continue the research and development of its technology and related manufacturing processes and to commence human clinical trials of the HRK microkeratome. If the HTK microkeratome or the HRK microkeratome is permitted to be marketed or otherwise approved for marketing in the United States, the Company will be required to establish a marketing organization and production facilities, which will require additional financing, unless the Company identifies third parties to perform such functions under license or other arrangements. No assurance can be given that the Company's research and development efforts will be successfully completed, or that any of the Company's products will prove to be safe and effective for the purposes intended, will be permitted to be marketed or otherwise approved for marketing by the FDA or any other regulatory agency or will be commercially successful.

  The Company was incorporated under the laws under the State of Delaware in December 1993. Its offices are located at 1090 King Georges Post Road, Suite 301, Edison, New Jersey 08837; its telephone number is (908) 738-3990.

DISEASES OF THE CORNEA AND THERAPEUTIC TREATMENT

  The cornea is the clear window that, in addition to allowing light into the eye for the purpose of vision, provides most of the focusing power of the vision system of the eye. The anterior surface of the cornea is covered with a thin layer called the epithelium. Although the epithelium has no blood cells, it has nerve cell endings which can be a source of pain in the cornea.

  There are several circumstances under which the epithelium is removed from a cornea. An epithelium that is eroded, cut, damaged, dystrophied or diseased can be partially or fully removed and will regenerate to cover the cornea with healthy tissue. The epithelium is also removed prior to refractive surgery using a laser. In addition, in certain diseases of the cornea that render it partially or completely opaque, the cornea may be partially or fully removed and replaced with a donor cornea from an eyebank. Certain of such transplants are performed with a microkeratome that removes a partial thickness of tissue in a procedure known as lamellar keratoplasty.

  Removal of the epithelium is typically done with a hand-held, steel scalpel which is mechanically scraped across the cornea to accomplish the removal of the epithelium in a rough and imprecise manner, often damaging the layer of tissue underlying the epithelium. The Company has demonstrated that by adjusting the water pressure to be used, its waterjet microkeratome can precisely cut only the epithelium in the defined area targeted for removal by separating such area from the adjoining underlying tissue without damaging such underlying tissue.

  In the therapeutic application of the HTK microkeratome, the thickness and diameter of the removed tissue can be predetermined. The smooth and precise cut of the HTK microkeratome allows for relatively simple positioning of the replacement (donor) tissue after removal of the targeted tissue and relatively quick healing. Partial transplants greatly reduce rejection effects and allow use of donors over age 65, thereby greatly increasing the donor pool.

REFRACTIVE DISORDERS AND CORRECTION

  The human eye consists of a hollow, flexible globe approximately 25 millimeters in diameter, which is filled with a vitreous fluid. The optical part of the eye functions much like an automatic focus video camera, incorporating a variable focus lens system (the fixed focus cornea and the variable focus internal lens) which adjusts the sharpness of the image on the retina, a variable aperture system (the iris) which regulates the amount of light falling on the retina, and a sensory array (the retina) which converts the focused image into electrical signals which are transmitted through the optic nerve to the brain for image processing and storage to achieve the best image. Approximately 70% of the focusing power of the eye resides in the cornea. The precise focusing power of the cornea is a function of the curvature of the anterior corneal surface. The internal lens of the eye also has focusing power and the ability to adjust its focusing power to achieve the best focus for near or far objects; however, its ability to so adjust is limited and tends to decrease with age, ultimately disappearing.

  Most common refractive problems result from an inability of the optical system of the eye to focus images on the retina properly with normal accommodation. The extent of this inability to focus is known as refractive error. For instance, in the nearsighted eye, light rays from an object at a distance of 20 feet focus in front of the retina, because the curvature of the cornea is too great. People with uncorrected myopia see nearby objects clearly, but distant objects appear blurry, even with accommodation. Conversely, in the uncorrected farsighted eye, light rays from an object at a distance of 20 feet focus behind the retina because the curvature of the cornea is too low. People with hyperopia see distant objects clearly, but may need correction so that nearby objects do not appear blurry. In the astigmatic eye, the curvature of the cornea is not uniform. This lack of uniform curvature makes it impossible for a person to focus clearly on an object at any distance without correction.

  Refractive power is measured in diopters. The current ophthalmic measurement technology and the techniques for manufacturing eyeglasses and contact lenses produce a refractive correction that is within +/- 1/4 diopter of the optimum value for ideal vision. This residual error is generally viewed as acceptable for all purposes by ophthalmologists.

  Vision disorders are currently treated primarily by eyeglasses, contact lenses or surgery, all of which compensate for the existing refractive error. Among the surgical techniques available to treat vision disorders are radial keratotomy ("RK"), PRK and keratomileusis in situ ("KIS"). In RK, PRK and KIS, the object of the surgery is to change the shape of the anterior corneal surface, thereby eliminating or reducing refractive error.

  RK is a surgical procedure used to correct myopia in which steel or diamond knives are used to make a series of deep, perpendicular cuts in a radial configuration around the periphery of the cornea outside the vision zone. The incisions cause a flattening of the cornea and eliminate or reduce small to moderate amounts of myopia. Tangential cuts are used to correct moderate astigmatism, a technique known as astigmatic keratotomy.

  PRK uses energy from a type of ultraviolet laser, known as an "excimer laser," to correct various types of refractive disorders by changing the curvature of the anterior corneal surface. The excimer laser emits ultraviolet light in very short, high energy pulses and "photoablates," or vaporizes, part of the anterior corneal surface to achieve a new curvature. PRK has been approved for use in the United States by the FDA for the correction of low to moderate myopia (I.E., under 6 diopters) and for astigmatism.

  KIS, which is also known as refractive lamellar keratoplasty ("RLK") or automated lamellar keratoplasty ("ALK"), involves using an automated metal or diamond scalpel in a microkeratome to cut and pull back a corneal flap (consisting of the epithelium, the Bowman's layer and a portion of the stroma) and to then shave away a portion of the exposed stromal area of the cornea in a second cut, thereby changing the corneal curvature after the flap is replaced. LASIK, an investigational procedure under FDA review, with FDA approval anticipated by the Company to be at least one year away, combines elements of KIS and PRK. In the

LASIK technique, the corneal flap is pulled back, and photoablation is performed directly on the exposed stromal surface to change its curvature. In both KIS and LASIK, the hinged flap is reset as close as possible to its original position, where it adheres to the underlying stroma.

  RK and PRK produce corrections that are usually not optimum, typically leaving the eye within +/- 1 diopter of optimum, but sometimes worse. The corrections generally are not stable to within 1 diopter. This leaves the patient able to function without eyeglasses or contact lenses but not with the best possible vision and not under all conditions. The accuracy of KIS is generally poorer, but it is typically used to correct larger myopia and is more stable. See "-- Competition."

THE HRK MICROKERATOME

  GENERAL

  The HRK microkeratome, using the HydroBlade(Trademark) Keratome, uses a single, hair-thin, supersonic water beam with a diameter of approximately 33 microns to incise corneal material and a disposable, custom-made template to support and shape the cornea during surgery. Other parts of the HRK microkeratome include a miniature high pressure water storage element and related equipment, which together produce the water beam; a scanning mechanism to move the water beam across the cornea; a device to regulate and control the action of the water beam; a force transducer to monitor the water beam status; and a template designed to support and shape the eye during surgery. The HRK microkeratome will be placed on the patient's eye during the surgical procedure. Once the HRK microkeratome is placed into position on the eye (directly over the area to be incised), to which it is attached by a globe fixation device (a suction device to align and fix the eye in place relative to a defining template and the waterjet parts during surgery), the surgical cut takes less than one second.

  The total water volume used during the procedure, including the amount necessary to check the waterjet beam and its performance, is less than a few drops. Involuntary motions of the eye, including saccadic movement in which the eye makes minute, constant side-to-side movements to assist in imaging, have no impact during HRK because the eye is fixed to the HRK microkeratome during the procedure. The template for any procedure will be constructed according to the specification provided by the ophthalmologist and will be provided to the surgeon with the HRK microkeratome.

  HRK, with the HRK microkeratome, can be done by three methods. In the first method, a shaped slice of corneal tissue is removed without damage to the rest of the cornea. The shape and size of the removed portion corresponds to the error in refractive power of the cornea to be corrected, having the effect of the permanent removal of the equivalent of a contact lens. In the other two methods, a hinged flap is cut into the cornea and the underlying tissue is reshaped before the flap is replaced. Thereafter, the HRK microkeratome may be used to make a second shaping cut or PRK may be used for shaping. The Company believes that the first method, without the creation of a flap, is the simplest and safest and initially intends to seek FDA permission to market, or other approval, with respect to that method alone.

  STATUS

  Through December 31, 1996, the Company has spent approximately $2,400,000 on research and development of the HydroBrush(Trademark) Keratome and the HydroBlade(Trademark) Keratome. Research and development activities have consisted of developing, designing and constructing two experimental versions of the Company's keratome, and, since July 1994, conducting feasibility studies on over 1,000 porcine and rabbit corneas, over two dozen human cadaver eyes and 22 live rabbits. The purpose of the feasibility studies was to determine if the water beam could smoothly incise and shape the anterior surface of the cornea and to determine if the incised eye would heal. The Company has been highly satisfied with the results of the feasibility studies conducted to date. Specifically, the Company, using light and electron microscopes and post incision casts, has compared the cuts made by the waterjet scalpel with cuts made by scalpels and lasers in other refractive surgical procedures. The Company believes that the cuts made by the waterjet scalpel are cleaner and much less damaging than those made by conventional scalpels and lasers. The Company has found the corneal flaps created by the HRK microkeratome to be extremely close to parallel, as desired, and of the desired thickness (approximately 140 microns). The Company also found the shape of the cut stromal bed to be the desired spherical shape and the restored flap to fit the stromal bed with no discernable disparity in size or alignment. The Company's studies on rabbits have also shown that HRK incisions (resections) heal with much less wound healing response and haze than results from PRK removals.

  Pre-clinical research and development is being conducted by the Company directly and, on the Company's behalf, by the University of Medicine and Dentistry of New Jersey in Newark, New Jersey (the "University"). The Company has access to certain University diagnostic equipment. The Company has agreed to pay the University $40,000 per year through June 1997 in order to use such facilities for its research and development. Tests are carried out by Company personnel under the supervision of Prof. Marco Zarbin, M.D., the Chairman of the University's Department of Ophthalmology, who serves as the principal investigator. Dr. Eugene I. Gordon, the President of the Company, is an adjunct professor of ophthalmology at the University.

  The Company has constructed prototypes of a microkeratome designed for use in surgery on non-human primates and humans in a clinical setting. The Company has not yet constructed the manufacturing equipment for making specifically designed templates. The Company believes that the technology for producing specifically designed templates exists and that the Company will be able to produce such equipment or license others to do so. However, there can be no assurance that the Company will be able to do so at all or in a timely and cost-effective manner.

PATENTS

  The Company has sought to protect its proprietary interest in the HRK microkeratome by applying for patents in the United States and corresponding patents abroad. In September 1994, a U.S. patent application was filed in the name of Dr. Eugene I. Gordon and two employees of the Company, as inventors, which application was assigned to the Company. The U.S. patent issued on September 17, 1996 and covers a method and device for use of the HRK microkeratome, including use of a template for corneal shaping and holding, during use of a waterjet microkeratome device. A corresponding international application has been filed, pursuant to the Patent Cooperation Treaty ("PCT"), with designation of all member countries foreign to the United States, including but not limited to Japan, the members of the European Patent Office, Canada, Mexico, Australia, Russia, China and Brazil. The PCT filing was published on October 16, 1996 and separate patent applications have been filed pursuant to the PCT filing. In addition, for countries not currently part of the PCT, patent applications have also been filed in Israel, Taiwan and South Africa. A U.S. patent application is currently pending and relates to topographic corneal mapping, which has utility for surgery utilizing the HRK microkeratome. A patent application for the HydroBrush(Trademark) Keratome for HEK use is also pending.

U.S. GOVERNMENT REGULATION

  The components of the Company's HTK microkeratome and HRK microkeratome are medical devices. Accordingly, the Company is subject to the relevant provisions and regulations of the Federal Food, Drug, and Cosmetic Act (the "FD&C Act"), under which the FDA regulates the manufacturing, labeling, distribution, and promotion of medical devices in the United States. The FD&C Act provides that, unless exempted by regulation, medical devices may not be commercially distributed in the United States unless they have been approved or cleared by the FDA. There are two review procedures by which medical devices can receive such approval or clearance. Some products may qualify for clearance under a 510(k) notification. Pursuant to that procedure, the manufacturer submits to the FDA a pre-market notification that it intends to begin marketing its product. The notification must demonstrate that the product is substantially equivalent to another legally marketed product (I.E., that it has the same intended use and that it is as safe and effective as, and does not raise different questions of safety and effectiveness than does, a legally marketed device). In some cases, the 510(k) notification must include data from human clinical studies. In March 1995, the FDA issued a draft guidance document in connection with 510(k) notifications for medical devices, "Addendum: How to Submit a Premarket Notification [(510(k)]," which states that clinical data is not needed for most devices cleared by the 510(k) process. However, the Company anticipates that the FDA will require submission of human clinical trial data in connection with the Company's 510(k) notifications.

  A successful 510(k) notification results in the issuance of a letter from the FDA in which the FDA acknowledges the substantial equivalence of the reviewed device to a legally marketed device and clears the reviewed device for marketing to the public. Under FDA regulations, the FDA has a 90-day period to respond to a 510(k) notification, although such response has been known to take longer.

  Based on a recommendation from the FDA, the Company intends to file two 510(k) notifications in 1997 in which the Company will seek to demonstrate that the HTK microkeratome is substantially equivalent to the currently available keratomes having a metal or diamond scalpel used for two types of lamellar keratoplasty. Under current FDA regulations, a microkeratome is defined as a device for shaving thin layers from the cornea and is classified as a Class I device, for which the simplest and quickest approval process is available. The Company will seek to demonstrate that, for the purpose of making lamellar, or substantially lamellar, corneal incisions, the waterjet scalpel and template included in the HTK microkeratome are substantially similar to a microkeratome with a metal or diamond scalpel.

  In addition to laws and regulations enforced by the FDA, the Company's products may also be subject to labelling laws and regulations enforced by the Federal Trade Commission. The Company is also subject to government regulations applicable to all businesses, including, but not limited to, regulations related to occupational health and safety, workers' benefits and environmental protection.

FOREIGN GOVERNMENT REGULATION

  Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. The time required to obtain approvals required by foreign countries may be longer or shorter than that required for FDA approval, and requirements for licensing may differ from FDA requirements. Export sales of investigational devices that have not received FDA marketing clearance generally are subject to FDA export permit requirements. Material failure to comply with any applicable regulatory requirements could have a material adverse effect on the Company.

COMPETITION

  If permitted or otherwise approved by the FDA and other regulatory authorities, the primary competition for the HydroBrush(Trademark) Keratome will be hand-held, steel scalpels, and for the HydroBlade(Trademark) Keratome will be blade-based microkeratomes, all which are mechanically scraped across the cornea to accomplish the removal of the epithelium, and other mechanical blades, which cut diseased tissue intended for removal. The use of such blades requires a high degree of skill and training and often does not produce satisfactory results.

  If permitted or otherwise approved by the FDA and other regulatory authorities, HRK using the Company's HydroBlade(Trademark) Keratome will compete with other treatments for refractive problems, including eyeglasses, contact lenses, other refractive surgery procedures (such as RK, PRK and ALK), and other technologies under development, such as LASIK, refractive intraocular lenses (lenses which are inserted into the eye behind the cornea), intrastromal lenses (lenses which are inserted into the stroma), corneal rings (transparent circles of acrylic which are inserted within the cornea outside the vision zone in order to correct the curvature of the corneal surface) and injection of hydrogel materials into layers of corneal tissue to change the curvature of the cornea. The healthcare field is characterized by rapid technological change. At any time, competitors may develop and bring to market new products or surgical techniques with vision correction capabilities superior to those of the Company's products or which would otherwise render the Company's products obsolete.

  Generally, refractive surgical techniques are considered to be "elective" surgery and are typically not reimbursed under healthcare insurance policies in the United States. However, in certain countries outside the United States, such as China, the costs of refractive surgery are paid by the government, because it is believed that such surgery is, over time, less costly than glasses or contact lenses. It can be expected that many individuals will choose to forego refractive surgery, if not reimbursed, and instead obtain eyeglasses or contact lenses, which are covered under some healthcare insurance plans and are considerably less expensive than refractive surgery in the short term.

  Other companies, most of which are larger and better financed than the Company, are engaged in refractive surgery research. Two companies, Summit Technology, Inc. ("Summit") and VISX Inc. ("VISX"), have completed Phase III clinical studies in the United States to evaluate PRK for the treatment of myopia. Both companies have received a PMA. In addition to Summit and VISX, there are a number of other large entities that currently market and sell laser systems overseas for use in refractive surgery, including Aesculap-Meditec GmbH, Chiron-Technolas and Schwind, each of Germany, and Nidek of Japan. Many of these companies have substantially greater financial, technical and human resources than the Company and may be better equipped to develop, manufacture and market their technologies. In addition, many of these companies have extensive experience in preclinical testing and human clinical studies. Certain of these companies may develop and introduce products or processes competitive with or superior to those of the Company. Furthermore, if the Company is permitted to commence commercial sales of products, it will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which the Company has no experience.

  The Company's competition will be determined in part by those refractive surgery technologies that are ultimately approved for sale by regulatory authorities. The relative speed at which the Company is able to develop the HRK microkeratome, complete the necessary governmental and regulatory approval processes, and manufacture and market commercial quantities thereof will be important competitive factors.

  Although the HRK microkeratome is still in the early stages of development and has neither been tested on live human eyes nor received the regulatory approval necessary for sale, the Company believes that it has the potential to effectively compete with other refractive surgical techniques because of its relative simplicity, safety, efficacy and reduced risk of significant pain.

  In addition, HRK is expected to be less costly than PRK, because of the high costs of the laser equipment and laser facility necessary for PRK, and to be competitively priced with, or less costly than, other refractive surgery procedures.


EMPLOYEES

  As of December 31, 1996, the Company had sixteen full-time employees, all of whom were engaged in research and development activities. As of such date, the Company also had consulting arrangements with one medical consultant, one marketing consultant, one FDA consultant organization and two strategic planning and business development consultants. The Company's ability to design, develop, manufacture, market and sell its products successfully will depend to a large extent on its ability to attract and retain qualified personnel, for which competition is or may be intense. None of the Company's employees are represented by a union. The Company believes that its relations with its employees are satisfactory.

PRODUCT LIABILITY INSURANCE

  The use of medical devices, both in clinical and commercial settings, entails the risk of allegations of product liability, and there can be no assurance that substantial product liability claims will not be asserted against the Company. The Company does not now have any product liability insurance, but it expects to obtain such insurance prior to the commencement of clinical testing. It is expected that such insurance will be in the amount of $1 million per claim with an annual aggregate limit of $20 million. After any commercialization of its products, the Company will seek to obtain an appropriate increase in its coverage. However, there can be no assurance that adequate insurance coverage will be available at an acceptable cost, if at all. Consequently, a material product liability claim or other material claims with respect to uninsured liabilities or in excess of insured liabilities would have a material adverse effect on the Company.


ITEM 2.     PROPERTIES.

  The Company leases approximately 7,358 square feet of research and development, manufacturing and office space in Edison, New Jersey. The term of the lease expires December 31, 1999. The base rent is $85,952 per year. The Company believes that such space will be sufficient to meet the Company's requirements for the foreseeable future.


ITEM 3.     LEGAL PROCEEDINGS.

  There is no pending legal proceeding to which the Company is a party which, in the opinion of Company management, is likely to have a material adverse effect on the Company's financial condition or results of operations.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

  None.


                                       PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  PRICE RANGE OF OUTSTANDING COMMON STOCK

  The Company's Units (as hereinafter defined) began trading on the Over-the-Counter ("OTC") Bulletin Board on August 6, 1996. Each Unit consists of one share of Common Stock (as hereinafter defined) and one Warrant (as hereinafter defined). On December 31, 1996, there were approximately 33 holders of record of the Units.

  The following table sets forth the high and low bid quotations per Unit (symbol MJETU) for the period from August 6 through September 30, 1996 and the quarter ended December 31, 1996 as reported by the OTC Bulletin Board. These quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.


                                                                Bid
                                                                ---

Period                                                High                Low
------                                                ----                ---

August 6 - September 30, 1996                        $8.25               $7.50

October 1 - December 31, 1996                         8.50                6.75

  The Units became separable, and the Common Stock began trading on the OTC Bulletin Board, on November 14, 1996. On December 31, 1996, there were approximately 10 holders of record of the Common Stock.

The following table sets forth the high and low bid quotations per share of the Common Stock (symbol MJETC) for the period from November 14 through December 31, 1996 as reported by the OTC Bulletin Board. These quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.


                                                                Bid
                                                                ---

Period                                                High                Low
------                                                ----                ---

November 6 - December 31, 1996                        $7.375              $6.50

  DIVIDENDS

  The Company has never paid a cash dividend on its Common Stock and does not presently anticipate doing so in the foreseeable future, but expects to retain earnings, if any, to finance operations.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

  The Company, formed in December 1993, is engaged in the research and development of medical technology, with an emphasis on corneal surgical technology and equipment. The Company is a development stage company.

RESULTS OF OPERATIONS

  The Company has not yet initiated sales of its products and, consequently, had no revenues during the year ended December 31, 1996.

  Total expenses during the year ended December 31, 1996 increased by $643,098 (94%) to $1,328,211 from $685,113 for the prior year. This was primarily due to the net increase in staff (from four full-time and one part-time employees to sixteen full-time employees) and an increase in professional fees and consultant costs as the Company continued its research and development activities.
Expenses were also higher during 1996 as a result of higher insurance and occupancy costs (reflecting additional office, laboratory and manufacturing space assumed on April 1, 1996) and increased purchases for materials, testing and analysis.

  Other income for the year ended December 31, 1996 shows an increase in interest income of $78,774 to $86,702 from $7,928 for 1995. This increase reflects income earned on the Company's short-term investments which were greater during 1996, following the Offering (as defined below).

  Other expense for the year ended December 31, 1996 shows interest expense of $32,068, as compared to no interest expense for 1995. This reflects interest charges on short-term loans made to the Company during 1996 which were substantially repaid during the second half of 1996. See "--Liquidity and Capital Resources."


LIQUIDITY AND CAPITAL RESOURCES

  From its inception through the Offering, the Company's liquidity requirements were met through private sales of the Company's common stock. During the fourth quarter of 1995, in order to continue to fund its operations, the Company obtained five loans from its president in the aggregate amount of $150,000. Additional loans were obtained during 1996 from two of the Company's current directors ($50,000 from each such director during the first quarter), from the Company's president ($165,000 during the second quarter), and, in connection with the Offering, from an affiliate of the underwriter of the Offering ($100,000 during each of the first and second quarters). During the third quarter of 1996, prior to the Offering, an additional $100,000 was borrowed from a stockholder of the Company. All loans made by persons other than the Company's president were repaid during the third quarter of 1996, following the Offering, and all loans except for two loans (totalling $165,000) made by the Company's president were repaid during the fourth quarter of 1996.

  As a result of the Offering, the Company's liquidity position has improved significantly. See "--Initial Public Offering." The Company anticipates that its current cash and cash equivalents, as well as projected cash flows from operations, will be sufficient to cover working capital and capital equipment needs for at least the next 12 months.


INITIAL PUBLIC OFFERING

  On August 14, 1996, the Company consummated its initial public offering (the "Offering") and, accordingly, issued and sold 1,071,429 Units (the "Units"), each Unit consisting of one share of common stock, $.001 par value of the Company (the "Common Stock"), and one redeemable Common Stock Purchase Warrant (the "Warrants") to purchase one share of Common Stock at $10.00 for a period of 24 months commencing on November 6, 1996. The Common Stock and the Warrants became separable and began trading separately on November 6, 1996.

  In conjunction with an option granted to the underwriter of the Offering to purchase additional Units solely to cover over-allotments from the Offering, the Company issued and sold an additional 160,714 Units on September 13, 1996.

  The proceeds from these transactions (amounting to approximately $6 million) were used, in part, to repay outstanding indebtedness of approximately $550,000 and legal, accounting and other expenses (totalling approximately $500,000) associated with the Offering; the balance (to be used to fund future operations, research and development) was invested in short-term money market instruments.

  In connection with the Offering, the Company increased the number of shares of Common Stock it is authorized to issue to 7,000,000 and, immediately prior to the Offering, effected a 1.987538926-to-1 stock split of the then outstanding Common Stock.


ITEM 7.     FINANCIAL STATEMENTS.

  The following statements are filed as part of this Annual Report on Form
10-KSB:



FINANCIAL STATEMENTS:                                             FORM 10-KSB
  MEDJET INC.:                                                       PAGE NO.

  Independent Auditors' Report ........................................... 14
  Balance Sheet as of December 31, 1996 .................................. 15
  Statements of Operations for the years ended December 31, 1995 and 1996, and for the period from inception to December 31, 1996....... 16
  Statements of Stockholders' Equity for the period from inception to December 31, 1996................................................... 17
  Statements of Cash Flows for the years ended December 31, 1995 and 1996, and for the period from inception to December 31, 1996....... 19
  Notes to the Financial Statements....................................... 20

                             INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Medjet Inc. (A Development Stage Company)


  We have audited the accompanying balance sheet of Medjet Inc. (A Development Stage Company) as of December 31, 1996 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medjet Inc. (A Development Stage Company) as of December 31, 1996 and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995 are in conformity with generally accepted accounting principles.


                                  ROSENBERG RICH BAKER BERMAN AND COMPANY


Maplewood, New Jersey
January 10, 1997

                                     MEDJET INC.
                            (A DEVELOPMENT STAGE COMPANY)
                                    BALANCE SHEET

                                                            December 31, 1996
                                                           -------------------
  Assets
Current Assets
  Cash and cash equivalents                                   $     4,241,985
  Accounts receivable                                                   2,083
  Prepaid expenses                                                     46,592
                                                           -------------------
    Total Current Assets                                            4,290,660
                                                           -------------------
Property and Equipment
  Leasehold improvements                                               10,466
  Histological equipment                                                8,144
  Ophthalmic equipment                                                 35,151
  Office furniture                                                     15,467
  Lab furniture                                                        15,413
  Computer equipment                                                   55,936
  Optical equipment                                                    55,914
  Waterjet equipment                                                   41,740
  Software                                                             16,845
  Mechanical equipment                                                 15,832
  Electronic equipment                                                  3,644
                                                           -------------------
                                                                      274,552
  Less - Accumulated depreciation                                     103,440
                                                           -------------------
    Total Property and Equipment                                      171,112
                                                           -------------------
Organization Costs - less accumulated amortization of
  $20,137                                                              17,250
Patents and Trademarks - less accumulated amortization of
  $2,524                                                               53,587
Security deposits                                                       7,650
                                                           -------------------
    Total Assets                                                    4,540,259
                                                           -------------------
                                                           -------------------
    Liabilities and Stockholders' Equity
Current Liabilities
  Accounts payable                                                    177,522
  Accrued interest payable                                              7,167
  Income taxes payable                                                    150
  Notes payable - officer                                             165,000
                                                           -------------------
    Total Current Liabilities                                         349,839
                                                           -------------------
Stockholders' Equity
  Common stock, $.001 par value, 7,000,000 shares
    authorized, 3,682,455 shares issued and 3,648,666
    shares outstanding                                                  3,682
  Preferred stock, $.001 par value, 1,000,000 shares
    authorized, no shares issued                                            -
  Additional paid in capital                                        4,870,880
  Accumulated deficit (including deficit accumulated during
    development stage of $2,238,653 of which $1,556,211 was
    applied to additional paid-in capital upon conversion
    from an "S" to a "C" corporation)                                (682,442)
  Less: treasury stock, 33,789 shares at cost                          (1,700)
                                                           -------------------
    Total Stockholders' Equity                                      4,190,420
                                                           -------------------
    Total Liabilities and Stockholders' Equity                $     4,540,259
                                                           -------------------
                                                           -------------------

                        See notes to the financial statements.

                                     MEDJET INC.
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF OPERATIONS

                                                                     December
                                          Year Ended December 31,    16, 1993
                                        --------------------------(Inception) to
                                                                     December
                                             1996         1995       31, 1996
                                      -------------  ----------   --------------
Net Sales                             $          -   $       -    $         -
                                      -------------  ----------   --------------
Expenses
  Officers' salaries                      200,225       96,400        363,325
  Consultant fees                         138,203       29,850        224,303
  Other salaries                          413,034      302,774        759,730
  Professional fees                       126,042       26,689        174,457
  Rent                                     49,405       24,066         91,184
  Mechanical supplies                      97,919       40,994        156,295
  Depreciation                             56,313       32,321        103,440
  Ophthalmology research                   12,776        7,874         32,425
  Insurance                                52,885        7,672         66,138
  Amortization                              9,228        8,042         22,661
  Travel                                   22,440       15,566         42,771
  Payroll taxes                            47,613       34,015         85,988
  Optical supplies                          3,932        1,985          9,478
  Telephone                                10,810        6,186         20,494
  Miscellaneous expenses, fees and
    taxes                                  21,882       11,125         36,274
  Advertising                               5,663          762          8,767
  Biological and lab supplies               7,319        7,609         17,049
  Freight                                  14,479        5,636         21,892
  Office supplies                           8,375        4,063         14,201
  Employee welfare                         11,750       10,303         23,453
  Electrical supplies                       3,238        1,715          6,281
  Chemical supplies                         6,736        3,643         11,395
  Payroll processing fees                   1,087          812          2,615
  Bank charges                                166           20            754
  Postage                                   1,312          598          2,347
  Blueprinting and photostats               4,838        4,182          9,210
  Security system                             471          166            813
  Membership fees                              70           45            160
                                      ------------   ----------   -------------
    Total Expenses                      1,328,211      685,113      2,307,900
Other Income (Expense)
  Interest income                          86,702        7,928        101,965
  Interest expense                        (32,068)           -        (32,068)
                                      ------------   ----------   -------------
Loss Before Income Taxes               (1,273,577)    (677,185)    (2,238,003)
State income taxes                            400          200            650
                                      ------------   ----------   -------------
Net Loss                              $(1,273,977)   $(677,385)   $(2,238,653)
                                      ------------   ----------   -------------
                                      ------------   ----------   -------------
Net Loss Per Share                    $      (.43)   $    (.28)   $      (.89)
                                      ------------   ----------   -------------
                                      ------------   ----------   -------------
Weighted Average Common Shares
  Outstanding                           2,936,075    2,422,953      2,516,474
                                      ------------   ----------   -------------
                                      ------------   ----------   -------------


                        See notes to the financial statements.



                                                                 MEDJET INC.
                                                        (A DEVELOPMENT STAGE COMPANY)
                                                      STATEMENT OF STOCKHOLDERS' EQUITY
                                   PERIOD FROM DECEMBER 16, 1993 (DATE OF INCEPTION) TO DECEMBER 31, 1996



                                                                       Total
                                                Common     Price     Consider-     Common        Paid       Accum-
                                                Shares      Per       ation     Stock ($.001      in        ulated      Treasury
    Date                         Description    Issued     Share       Paid       Par Value)    Capital     deficit      Stock
---------------             ----------------    ------- ----------- ----------- ------------- ----------  -----------  ----------
March 12, 1994              Share Issuance     800,000   $      .10 $    80,000   $      800  $   79,200   $        -  $        -
April 21, 1994              Share Issuance      15,000          .10       1,500           15       1,485            -           -
May 1, 1994                 Share Issuance      63,000          .10       6,300           63       6,237            -           -
May 25, 1994                Share Issuance      50,000         1.00      50,000           50      49,950            -           -
May 31, 1994                Share Issuance      25,000         1.00      25,000           25      24,975            -           -
June 6, 1994                Share Issuance      50,000         1.00      50,000           50      49,950            -           -
June 7, 1994                Share Issuance      50,000         1.00      50,000           50      49,950            -           -
June 13, 1994               Share Issuance      25,000         1.00      25,000           25      24,975            -           -
June 20, 1994               Share Issuance      25,000         1.00      25,000           25      24,975            -           -
July 28, 1994               Share Issuance      25,000         1.00      25,000           25      24,975            -           -
September 23, 1994          Share Issuance      45,002         6.00     270,012           45     269,967            -           -
October 20, 1994            Share Issuance      20,501         6.00     123,008           21     122,987            -           -
October 28, 1994            Share Issuance       2,500         6.00      15,000            2      14,998            -           -
November 10, 1994           Share Issuance      14,500         6.00      87,000           15      86,985            -           -
November 16, 1994           Share Issuance       2,501         6.00      15,004            2      15,002            -           -
Net Loss, Year Ended December 31, 1994               -            -           -            -           -    (287,291)           -
                                             -----------             ----------- ------------- ----------  -----------  ----------
Balance, December 31, 1994                   1,213,004              $   847,824   $    1,213  $  846,611   $(287,291)  $        -
                                             -----------             ----------- ------------- ----------  -----------  ----------


                                        See notes to the financial statements.


                                                                 MEDJET INC.
                                                        (A DEVELOPMENT STAGE COMPANY)
                                                      STATEMENT OF STOCKHOLDERS' EQUITY
                                   PERIOD FROM DECEMBER 16, 1993 (DATE OF INCEPTION) TO DECEMBER 31, 1996

                                                                                        Total
                                                                 Common     Price     Consider-      Common
                                                                 Shares      Per       ation      Stock ($.001
    Date                                         Description     Issued     Share       Paid       Par Value)
---------------                             ----------------     ------- ----------- ----------- -------------

Balance,
  December 31, 1994                        brought forward   1,213,004               $  847,824   $    1,213

August 8, 1995                              Share Issuance       5,000     $   6.00      30,000            5
August 28, 1995                             Share Issuance       4,000         6.00      24,000            4
September 21, 1995                          Share Issuance       5,000         6.00      30,000            5
September 29, 1995                          Share Issuance       5,000         6.00      30,000            5
December 31, 1995                           Share Issuance         833         6.00       5,000            1
December 31, 1995                           Stock Split
                                            1.987538926-
                                            to-1 Share
                                            Outstanding      1,217,475            -           -        1,217
Net Loss, Year Ended December 31, 1995                               -            -           -            -
                                                             ----------  ----------- ----------- ------------
Balance, December 31, 1995                                   2,450,312                  966,824        2,450

August 6, 1996                              Share Issuance   1,071,429         5.60   6,000,002        1,071
September 3, 1996                           Share Issuance     160,714         5.60     899,998          161
Reclassification of deferred offering costs                          -            -           -            -
Acquisition of treasury shares                                       -            -           -            -
Reclassification of accumulated deficit for
change from S corporation to C corporation                           -            -           -            -
Net Loss, Year Ended December 31, 1996                               -            -           -            -
                                                             ----------  ----------- ----------- ------------
Balance, December 31, 1996                                   3,682,455               $7,866,824   $    3,682
                                                             ----------  ----------- ----------- ------------
                                                             ----------  ----------- ----------- ------------


                                                                   Paid        Accum-
                                                                    in         ulated      Treasury
    Date                                                          Capital      deficit       Stock
---------------                                                  ---------   -----------  -----------

Balance,
  December 31, 1994                                             $  846,611   $ (287,291)  $       -

August 8, 1995                                                      29,995            -           -
August 28, 1995                                                     23,996            -           -
September 21, 1995                                                  29,995            -           -
September 29, 1995                                                  29,995            -           -
December 31, 1995                                                    4,999            -           -
December 31, 1995


                                                                    (1,217)           -           -
Net Loss, Year Ended December 31, 1995                                   -     (677,385)          -
                                                                ----------  -----------  -----------
Balance, December 31, 1995                                         964,374     (964,676)          -

August 6, 1996                                                   5,998,931            -           -
September 3, 1996                                                  899,838            -           -
Reclassification of deferred offering costs                     (1,436,052)           -           -
Acquisition of treasury shares                                           -            -      (1,700)
Reclassification of accumulated deficit for
change from S corporation to C corporation                      (1,556,211)   1,556,211           -
Net Loss, Year Ended December 31, 1996                                   -   (1,273,977)          -
                                                                ----------  -----------  -----------
Balance, December 31, 1996                                      $4,870,880   $ (682,442)   $ (1,700)
                                                                ----------  -----------  -----------
                                                                ----------  -----------  -----------

                                        See notes to the financial statements.

                                                  MEDJET INC.
                                        (A DEVELOPMENT STAGE COMPANY)
                                          STATEMENTS OF CASH FLOWS
                                                                                            December
                                                             Year Ended December 31,         16, 1993
                                                           --------------------------    (Inception) to
                                                                                            December
                                                               1996           1995          31, 1996
                                                           -----------    -----------     ------------

Cash Flows From Operating Activities
Net Loss                                                $  (1,273,977)  $   (677,385)    $  (2,238,653)
Adjustments to Reconcile Net Loss to Net Cash (Used)
  by Operating Activities
  Depreciation and amortization                                65,541         40,363           126,101
Changes in Assets and Liabilities
  (Increase) in accounts receivable                            (2,083)             -            (2,083)
  Decrease in accrued interest receivable                           -          2,877                 -
  Decrease in prepaid income taxes                                  -             25                 -
  (Increase) in prepaid expenses                              (44,049)        (2,543)          (46,592)
  Decrease (increase) in accounts payable and accrued
    expenses                                                  112,769        (69,716)          177,522
  Increase in accrued interest payable                          7,167              -             7,167
  Increase in income taxes payable                                  -            150               150
                                                           ------------    ------------    -------------
    Net Cash (Used) by Operating Activities                (1,134,632)      (706,229)       (1,976,388)
                                                           ------------    ------------    -------------
Cash Flows From Investing Activities:
  Redemption of marketable securities                               -        320,605           320,605
  Cash purchases of marketable securities                           -              -          (320,605)
  Cash purchase of equipment                                 (153,921)       (43,918)         (274,552)
  Cash purchase of organization costs                               -              -           (37,387)
  Cash payments for patents and trademarks                    (36,706)       (10,716)          (56,111)
  Cash payments for security deposits                          (3,948)             -            (7,650)
                                                           ------------    ------------    -------------
    Net Cash (Used) Provided by Investing Activities         (194,575)       265,971          (375,700)
                                                           ------------    ------------    -------------
Cash Flows From Financing Activities:
  Proceeds from issuance of common stock and initial
    public offering                                         5,500,214        119,000         6,430,773
  Purchase of treasury stock                                   (1,700)             -            (1,700)
  Proceeds from officer loan                                  165,000        150,000           321,000
  Repayment of officer loan                                  (150,000)             -          (156,000)
  Proceeds from notes payable                                 400,000              -           400,000
  Repayment of notes payable                                 (400,000)             -          (400,000)
                                                           ------------    ------------    -------------
    Net Cash Provided by Financing Activities               5,513,514        269,000         6,594,073
                                                           ------------    ------------    -------------
Net Increase (Decrease) in Cash and Cash Equivalents        4,184,307       (171,258)        4,241,985
Cash and Cash Equivalents at Beginning of Period               57,678        228,936                 -
                                                           ------------    ------------    -------------
Cash and Cash Equivalents at End of Period               $  4,241,985   $     57,678     $   4,241,985
                                                           ------------    ------------    -------------
                                                           ------------    ------------    -------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for:
    Income taxes                                         $        200   $        125     $         450
                                                           ------------    ------------    -------------
                                                           ------------    ------------    -------------
    Interest expense                                     $     24,901   $          -     $      24,901
                                                           ------------    ------------    -------------
                                                           ------------    ------------    -------------
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING
  Increase in accounts payable for accrual of deferred
    charges                                              $          -   $     36,263     $           -
                                                           ------------    ------------    -------------
                                                           ------------    ------------    -------------

                                   See notes to the financial statements.

                                     MEDJET INC.
                            (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO THE FINANCIAL STATEMENTS



SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Organization
          Medjet Inc. (the "Company") is a development stage company incorporated in the State of Delaware on December 16, 1993. The Company was organized to engage in the research and development of medical technology with an emphasis on ophthalmic surgical technology and equipment.

          On August 14, 1996, the Company consummated its initial public offering (the "Offering") and, accordingly, issued and sold to the public 1,071,429 Units (the "Units"), each Unit consisting of one share of common stock, $.001 par value of the Company (the "Common Stock"), and one redeemable Common Stock Purchase Warrant (the "Warrants") to purchase one share of Common Stock at $10.00 for a period of 24 months commencing on November 6, 1996. The Common Stock and the Warrants became separable on November 6, 1996.

          In conjunction with an option granted to the underwriter to cover over-allotments from the Offering, the Company issued and sold an additional 160,714 Units on September 13, 1996.

          The proceeds from these transactions (amounting to approximately $6 million) were used, in part, to repay outstanding indebtedness of approximately $550,000 and legal, accounting and other expenses (totaling approximately $500,000) associated with the Offering; the balance (to be used to fund future operations, research and development) was invested in short-term money market instruments.

          In connection with the Offering, the Company increased the number of shares of Common Stock it is authorized to issue to 7,000,000 and, immediately prior to the Offering, effected a 1.987538926-to-1 stock split of the then outstanding Common Stock.

     Cash and Cash Equivalents
          For the purpose of the statements of cash flows, cash equivalents include all highly liquid instruments with original maturities of three months or less.

     Property and Equipment
          Equipment and leasehold improvements are recorded at cost. Depreciation is computed using primarily accelerated methods based upon the estimated useful lives of the assets which range from 5 to 7 years for equipment and 39 years for leasehold improvements. Repairs and maintenance which do not extend the useful lives of the related assets are expensed as incurred.

     Amortization
          Organization costs are being amortized over sixty months on a straight-line basis. Total amortization for the years ended December 31, 1996 and 1995 was $7,476 and $7,478, respectively.

          Patents are being amortized over seventeen years on a straight-line basis. These costs will be expensed if and when it is concluded that non-approval or no future economic benefits are probable. Total amortization for the years ended December 31, 1996 and 1995 was $1,752 and $564, respectively.


     Net Loss Per Share
          Net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period after giving effect to a 1.987538926-to-1 stock split of the Company's Common Stock. Common Stock equivalents have not been included in this computation since the effect would be anti-dilutive.

                                     MEDJET INC.
                            (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO THE FINANCIAL STATEMENTS


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

     Income Taxes
          In accordance with the provisions of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases for State purposes only. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in State tax rates is recognized in income in the period that includes the enactment date.

          Pursuant to the Offering (see "Nature of Organization" note) the Company's status changed from an "S" corporation to a "C" corporation for Federal income tax purposes. Accordingly, the deficits accumulated during the development stage were charged against additional paid in capital.

     Use of Estimates
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CONCENTRATIONS OF CREDIT RISK

     The Company maintains cash balances in several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1996, the Company's uninsured cash balance was $4,031,702.

DEVELOPMENT STAGE OPERATIONS

     The Company was formed December 16, 1993. Operations since then have consisted primarily of raising capital, locating and acquiring equipment, obtaining qualified staff, installing and testing equipment and experimenting, testing and developing the procedures necessary to produce positive results and to lay the foundation for specific development for manufacturing and various regulatory approvals.

NOTES PAYABLE - OFFICER

     Two unsecured demand loans have been made to the Company by an officer. One loan for $100,000 bears interest at 7% and the other loan for $65,000 bears interest at 9%.

RETIREMENT PLAN

     The Company sponsors a qualified 401(k) plan covering substantially all full time employees under which eligible employees can defer a portion of their annual compensation. At the present time, the Company makes no matching contributions to the plan.

INCOME TAXES

     The income tax provision is comprised of the following for the years ended December 31, 1996 and 1995:

          State current provision                 $      400          $      200
                                                  ----------          ----------
                                                  ----------          ----------

                                     MEDJET INC.
                            (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO THE FINANCIAL STATEMENTS



INCOME TAXES, Continued

     The Company's total deferred tax asset and valuation allowance at December 31, 1996 are as follows:

          Total deferred tax asset                          $     373,000
          Less valuation allowance                               (373,000)
                                                            --------------
          Net deferred tax asset                            $           -
                                                            --------------
                                                            --------------

     The Company has available approximately $2,238,653 net operating losses to carryforward which may be used to reduce future State taxable income available through December 31, 2002 and approximately $682,442 of net operating losses to carryforward which may be used to reduce future Federal taxable income available through December 31, 2010.

OPERATING LEASE

     The Company leases its building and office space and an automobile.

     The following is a schedule by years of future minimum lease payments as of December 31, 1996 under operating leases that have initial or remaining non-cancelable lease terms in excess of one year:

          Year Ended December 31,
               1997                                         $    90,204
               1998                                              97,090
               1999                                              95,654
                                                            -------------
               Total Minimum Lease Payments Required        $    282,948
                                                            -------------
                                                            -------------

     Rent expense under the operating lease totaled $49,405 and $24,066 for the years ended December 31, 1996 and 1995, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Cash, accounts receivable, loans from officers, accounts payable and accrued expenses:
          The carrying amount approximates fair value because of the short maturity of these instruments.

     Limitations
          Fair value estimates are made at a specific point in time, based on relevant information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE.

     None.

                                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The following table sets forth certain information as of March 15, 1997 with respect to each person who is a director or executive officer of the
Company:

NAME                          AGE                           POSITION

Eugene I. Gordon, Ph.D.       66        President and Chairman of the Board

Thomas M. Handschiegel        50        Vice President for Finance and Human
                                        Resources and Secretary


Steven G. Cooperman, M.D.     55        Director

Sanford J. Hillsberg          48        Director

Steven Katz, Ph.D.            51        Director

     DR. EUGENE I. GORDON is the Founder and President of the Company and has been a Director and Chairman of the Board since its Inception in December 1993. He Is an inventor of the Company's HRK Microkeratome Technology. From 1987 to 1988, Dr. Gordon served as Senior Vice President and Director of the Research Laboratories for Hughes Aircraft Co. Of Malibu, California. Dr. Gordon has served as an Adjunct Professor in the Department of Ophthalmology at the University of Medicine and Dentistry of New Jersey since 1994, and was a Professor in the Department of Electrical and Computer Engineering at the New Jersey Institute of Technology from 1990 to 1995. Dr. Gordon was Laboratory Director for AT&T Bell Laboratories and the founder of Lytel Incorporated, a manufacturer of lasers and optical transmission subsystems which is a wholly-owned subsidiary of Amp Incorporated. Dr. Gordon has done extensive research on laser and opto-electronic systems, Is a named inventor under approximately 70 U.S. patents and has published widely on those subjects. Dr. Gordon has a Ph.d. in physics from the Massachusetts Institute of Technology. He is a member of the National Academy of Engineering and has been awarded the Edison Medal of the Institute of Electrical and Electronic Engineers, among a number of other prestigious awards.

     DR. STEVEN G. COOPERMAN has been a Director of the Company since September 1994. Dr. Cooperman was engaged in the private practice of ophthalmology and ophthalmic surgery in Beverly Hills, California from 1972 to his retirement in 1989. Since his retirement, Dr. Cooperman has been active as a private investor. He is the founder of the American Intraocular Implant Society (now known as the American Society for Cataract and Refractive Surgery), has served on the teaching staff of the Jules Stein Eye Institute and has lectured widely on phacoemulsification and intraocular lens implant surgery. Dr. Cooperman received his M.D. from the Northwestern University Medical School.

     THOMAS M. HANDSCHIEGEL has been an executive officer of the Company since March 1996. Mr. Handschiegel has been a Certified Public Accountant since 1980. From November 1995 to March 1996, he served as Senior Managing Director of Gruntal & Co. Incorporated. From 1994 to November 1995, Mr. Handschiegel was self-employed as an independent financial consultant. From 1993 to 1994, he served as Senior Vice President and Division Financial Officer, Industry Services Group for Cowen & Company. From 1989 to 1993, he served as Vice President, Comptroller and Chief Accounting Officer for Discount Corporation of New York. Mr. Handschiegel received a B.B.A. in Accounting from Loyola University (Chicago) in 1969.

     SANFORD J. HILLSBERG has been a Director of the Company since August 1996. Mr. Hillsberg has been engaged in the private practice of corporate law since 1973 and is currently the managing partner of Troy & Gould Professional

Corporation. From 1983 to 1993, He served as a director and Vice President of Medco Research Inc., a publicly-traded pharmaceutical research and development company. Mr. Hillsberg received his J.D. from Harvard Law School.

     DR. STEVEN KATZ Has been a Director of the Company since September 1996. Dr. Katz is the President, Chief Executive Officer, Chairman of the Board and a founder of Ortec International, Inc., a publicly-traded company which has developed proprietary technology to create natural replacement skin. He has been employed by Ortec International, Inc. and a predecessor since 1991. Dr. Katz has also been a Professor of Economics and Finance at Bernard Baruch College in New York City since 1972. He has a Ph.d. in Finance and Statistics as Well as an M.B.A. and M.S. in Operations Research, Both from New York University.

ITEMS 10 TO 12 INCLUSIVE.

     The information required by Items 10, 11 and 12 of this Form 10-KSB is incorporated herein by reference to those portions of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on June 27, 1997 which contains such information.


                                       PART IV

ITEM 13.  EXHIBITS, LIST, AND REPORTS ON FORM 8-K.


(A)  Reports on Form 8-K.

     None.

(B)  Index to Exhibits

     The following is a list of all Exhibits filed as part of this Report:

EXHIBIT                       DESCRIPTION OF
NUMBER                           DOCUMENT

   3.1 Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form SB-2, Registration No. 333-3184).

   3.2 By-Laws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form SB-2, Registration No. 333-3184).

 +10.1 Employment Agreement between the Registrant and Eugene I. Gordon, dated as of March 15, 1996 (incorporated herein by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form SB-2, Registration No. 333-3184).

 +10.2 Employment Agreement between the Registrant and Thomas Handschiegel, dated as of March 18, 1996 (incorporated herein by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form SB-2, Registration No. 333-3184).

  10.3    Consulting Agreement between the Registrant and Joseph F.
          Carroll, III, dated as of April       , 1994 (incorporated
          herein by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form SB-2, Registration No. 333-3184).

  10.4 Consulting Agreement between the Registrant and Joseph P. Calderone, Jr., dated as of April 1, 1994 (incorporated herein by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form SB-2, Registration No. 333-3184).

 +10.6    The Medjet Inc. 1994 Stock Option Plan, as amended
          (incorporated herein by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form SB-2,
          Registration No. 333-3184).

EXHIBIT                       DESCRIPTION OF
NUMBER                           DOCUMENT

+*10.7    Amendment, dated January 1, 1997, to the Employment
          Agreement between the Registrant and Eugene I. Gordon, dated as of March 15, 1996.

+*10.8    Amendment, dated January 1, 1997, to the Employment
          Agreement between the Registrant and Thomas Handschiegel, dated as of March 18, 1996.

  10.9 Agreement of Lease between the Registrant and Linpro Edison Land Limited, dated May 13, 1994 (incorporated herein by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form SB-2, Registration No. 333-3184).

  10.10 First Amendment to Lease between the Registrant and BCE Associates, L.P., dated February 28, 1996 (incorporated herein by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form SB-2, Registration No. 333-3184).

 *10.11 Second Amendment to Lease between the Registrant and BCE Associates, L.P., dated December 13, 1996.

  10.12 Consulting Agreement between the Registrant and Steven G. Cooperman, dated as of May 20, 1996 (incorporated herein by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form SB-2, Registration No. 333-3184).

  10.13 Consulting Agreement between the Registrant and Sanford J. Hillsberg, dated as of May 20, 1996 (incorporated herein by reference to Exhibit 10.21 to the Registrant's Registration Statement on Form SB-2, Registration No. 333-3184).

  10.14 Promissory Note from the Registrant in favor of Eugene Gordon in the principal amount of $100,000, dated May 28, 1996 (incorporated herein by reference to Exhibit 10.22 to the Registrant's Registration Statement on Form SB-2, Registration No. 333-3184).

  10.15 Promissory Note from the Registrant in favor of Eugene Gordon in the principal amount of $65,000, dated June 26, 1996 (incorporated herein by reference to Exhibit 10.23 to the Registrant's Registration Statement on Form SB-2, Registration No. 333-3184).

 *10.16 Consulting Agreement between the Registrant and Ophthalmic Research Associates, Inc., dated as of July 1, 1996.

 *23.1    Consent of Rosenberg Rich Baker Berman and Company

 *24.1    Power of Attorney (included on signature page)

 *27      Financial Data Schedule

----------------------
+ Management contract or compensatory plan or arrangement.
*  Filed herewith.

                                      SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 31st day of March, 1997.


                                   MEDJET INC.



                                   By:    /s/ Eugene I. Gordon
                                       -----------------------------------------
                                         President and Chairman of the Board


          KNOWN ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Eugene I. Gordon and Thomas M. Handschiegel his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 31st day of March, 1997.

                    SIGNATURE                               TITLE(S)


           /s/ Eugene I. Gordon                   President and Chairman of the
--------------------------------------------      Board
               Eugene I. Gordon

          /s/ Thomas M. Handschiegel              Vice President for Finance and
--------------------------------------------      Human Resources
          Thomas M. Handschiegel

           /s/ Steven G. Cooperman                Director
--------------------------------------------
            Steven G. Cooperman

            /s/ Sanford J. Hillsberg              Director
--------------------------------------------
            Sanford J. Hillsberg

            /s/ Steven Katz                       Director
--------------------------------------------
            Steven Katz

EXHIBIT                            DESCRIPTION OF
NUMBER                               DOCUMENT

   3.1 Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form SB-2, Registration No. 333-3184).

   3.2 By-Laws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form SB-2, Registration No. 333-3184).

 +10.1 Employment Agreement between the Registrant and Eugene I. Gordon, dated as of March 15, 1996 (incorporated herein by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form SB-2, Registration No. 333-3184).

 +10.2 Employment Agreement between the Registrant and Thomas Handschiegel, dated as of March 18, 1996 (incorporated herein by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form SB-2, Registration No. 333-3184).

  10.3    Consulting Agreement between the Registrant and Joseph F.
          Carroll, III, dated as of April       , 1994 (incorporated
          herein by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form SB-2, Registration No. 333-3184).

  10.4 Consulting Agreement between the Registrant and Joseph P. Calderone, Jr., dated as of April 1, 1994 (incorporated herein by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form SB-2, Registration No. 333-3184).

 +10.6    The Medjet Inc. 1994 Stock Option Plan, as amended
          (incorporated herein by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form SB-2,
          Registration No. 333-3184).

+*10.7    Amendment, dated January 1, 1997, to the Employment
          Agreement between the Registrant and Eugene I. Gordon, dated as of March 15, 1996.

+*10.8    Amendment, dated January 1, 1997, to the Employment
          Agreement between the Registrant and Thomas Handschiegel, dated as of March 18, 1996.

  10.9 Agreement of Lease between the Registrant and Linpro Edison Land Limited, dated May 13, 1994 (incorporated herein by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form SB-2, Registration No. 333-3184).

  10.10 First Amendment to Lease between the Registrant and BCE Associates, L.P., dated February 28, 1996 (incorporated herein by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form SB-2, Registration No. 333-3184).

 *10.11 Second Amendment to Lease between the Registrant and BCE Associates, L.P., dated December 13, 1996.

  10.12 Consulting Agreement between the Registrant and Steven G. Cooperman, dated as of May 20, 1996 (incorporated herein by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form SB-2, Registration No. 333-3184).

  10.13 Consulting Agreement between the Registrant and Sanford J. Hillsberg, dated as of May 20, 1996 (incorporated herein by reference to Exhibit 10.21 to the Registrant's Registration Statement on Form SB-2, Registration No. 333-3184).

  10.14 Promissory Note from the Registrant in favor of Eugene Gordon in the principal amount of $100,000, dated May 28, 1996 (incorporated herein by reference to Exhibit 10.22 to the Registrant's Registration Statement on Form SB-2, Registration No. 333-3184).

EXHIBIT                            DESCRIPTION OF
NUMBER                               DOCUMENT

  10.15 Promissory Note from the Registrant in favor of Eugene Gordon in the principal amount of $65,000, dated June 26, 1996 (incorporated herein by reference to Exhibit 10.23 to the Registrant's Registration Statement on Form SB-2, Registration No. 333-3184).

 *10.16 Consulting Agreement between the Registrant and Ophthalmic Research Associates, Inc., dated as of July 1, 1996.

 *23.1    Consent of Rosenberg Rich Baker Berman and Company

 *24.1    Power of Attorney (included on signature page)

 *27      Financial Data Schedule


--------------------------------------
+ Management contract or compensatory plan or arrangement.
* Filed herewith.