Form 10QSB
period 1997-03-31
MEDJET INC
filed 1997-05-09
CIK 932265

==========================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1997

                        OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

-------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

      Common Stock, par value $.001 per share, outstanding as of April 30, 1997:
3,648,666 shares

      Transitional Small Business Disclosure format: |_| Yes  |X| No

================================================================================

                                   MEDJET INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                          PAGE NO.
------------------------------                                          --------

ITEM 1.  Financial Statements

         Condensed Interim Balance Sheet as of March 31, 1997
         (Unaudited) ........................................................ 3

         Condensed  Interim  Statements of Operations for the
         Three Months Ended March 31, 1997 and 1996 and the
         Period From  December 16, 1993 (Date of Inception)
         to March 31, 1997 (Unaudited) ...................................... 4

         Condensed  Interim  Statements of Cash Flows for the
         Three Months Ended March 31, 1997 and 1996 and the
         Period from  December 16, 1993 (Date of Inception)
         to March 31, 1997 (Unaudited) ...................................... 5

         Notes to Condensed Interim Financial Statements .................... 6

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ................................ 7


PART II. OTHER INFORMATION
--------------------------

ITEM 6.  Exhibits and Reports on Form 8-K ................................... 8

SIGNATURES

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                   MEDJET INC.
                          (A Development Stage Company)
                         Condensed Interim Balance Sheet
                                 March 31, 1997
                                   (Unaudited)
ASSETS

CURRENT ASSETS:
---------------
Cash and cash equivalents                                        $3,616,893
Prepaid expenses                                                     27,668
                                                             -----------------
                                                                  3,644,561
                                                            -----------------
PROPERTY, PLANT & EQUIPMENT -
-----------------------------
Less accumulated depreciation of $120,290                           188,854
                                                           -----------------
ORGANIZATION COSTS -
--------------------
Less accumulated amortization of $22,006                             15,381
                                                             -----------------
PATENTS AND TRADEMARKS -
------------------------
Less accumulated amortization of $3,327                              52,784
                                                             -----------------
SECURITY DEPOSITS                                                     7,650
-----------------                                            -----------------

DEFERRED TAX ASSET                                                  139,500
------------------                                           -----------------
Total Assets                                                     $4,048,730
                                                             =================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                $    87,345
Accrued interest payable                                             10,380
Income taxes payable                                                    150
Notes payable - officer                                             165,000
                                                             -----------------
         Total Liabilities                                          262,875
                                                             -----------------

STOCKHOLDERS' EQUITY:
--------------------
Common stock, $.001 par value, 7,000,000
shares authorized, 3,682,455 shares issued
and 3,648,666 shares outstanding                                      3,682
Preferred stock, $.01 par value, 1,000,000 shares
authorized, no shares issued                                              -
Additional paid-in capital                                        4,870,880
Accumulated deficit (including deficit accumulated
during development stage of $2,643,218 of which
$1,556,211 was applied to additional paid in capital
upon conversion from an "S" to a "C" corporation)                (1,087,007)
Less:  Treasury stock, 33,789 shares, at cost                        (1,700)
                                                             -----------------
         Total Stockholders' Equity                               3,785,855
                                                             -----------------

Total Liabilities and Stockholders' Equity                       $4,048,730
                                                             =================

            See Notes to the Condensed Interim Financial Statements.


                                                                           MEDJET INC.
                                                                 (A Development Stage Company)
                                                          Condensed Interim Statements of Operations
                                                      For The Three Months Ended March 31, 1997 and 1996
                                      And The Period From December 16, 1993 (Date of Inception), to March 31, 1997
                                                                          (Unaudited)

                                                             Three Months Ended                             Period from
                                                                    March 31,                               December 16,
                                                       -------------------------------                    1993 (Inception)
                                                                                                                 to
                                                           1997                  1996                      March 31, 1997
                                                       --------------       --------------               -----------------
REVENUES:
---------
Net Sales                                                $        -           $         -                  $         -
Cost of Sales                                                     -                     -                            -
                                                        ---------------     ---------------              ----------------
Gross Profit                                                      -                     -                            -
                                                        ---------------     ---------------              ----------------
EXPENSES:
---------
Research, development,
  general and administrative                                 589,937               166,956                    2,897,837
                                                        ---------------      ---------------              ----------------
Total costs and expenses                                     589,937               166,956                    2,897,837
                                                        ---------------      ---------------              ----------------

Loss from operations                                        (589,937)             (166,956)                  (2,897,837)

OTHER INCOME (EXPENSE):
-----------------------
Interest income                                               49,140                     -                      151,105
Interest expense                                              (3,268)               (5,368)                     (35,336)
                                                        ---------------      ---------------               ----------------
                                                              45,872                (5,368)                     115,769
                                                        ---------------      ---------------               ----------------
LOSS BEFORE PROVISION FOR
(BENEFIT FROM) INCOME TAX                                   (544,065)             (172,324)                  (2,782,068)

Provision for (benefit from) income tax                     (139,500)                  401                     (138,850)
                                                         ---------------     ---------------                ----------------

         NET LOSS                                        $  (404,565)         $   (172,725)                 $(2,643,218)
                                                         ===============     ===============                ================

Net Loss Per Share                                       $     (0.11)         $      (0.07)                 $     (1.01)
                                                         ===============     ===============                ================

Weighted Average Common
    Shares Outstanding                                     3,648,666             2,450,312                    2,607,780
                                                         ===============     ===============                 ================


                                                  See Notes to the Condensed Interim Financial Statements.








                                                                           MEDJET INC.
                                                                  (A Development Stage Company)
                                                               Condensed Interim Statements of Cash Flows
                                                          For The Three Months Ended March 31, 1997 and 1996
                                              And The Period From December 16, 1993 (Date of Inception), to March 31, 1997
                                                                              (Unaudited)



                                                                  For the Three Months Ended
                                                                             March 31,                              Period from
                                                              --------------------------------------                December 16,
                                                                                                                1993 (Inception) to
                                                                    1997                1996                      March 31, 1997
                                                               ----------------    -----------------           --------------------


Cash Flows from Operating Activities                           $  (451,000)         $(174,687)                     $(2,427,388)

Cash Flows from Investing Activities                              (174,092)           (18,314)                        (549,792)

Cash Flows from Financing Activities                                     -            200,000                        6,594,073
                                                                ---------------    -----------------            -------------------

Net Increase (Decrease) in Cash and Cash Equivalents              (625,092)             6,999                        3,616,893

     Cash and Cash Equivalents - Beginning of Period             4,241,985             57,678                                -
                                                                ---------------    -----------------             ------------------

     Cash and Cash Equivalents - End of Period                  $3,616,893         $   64,677                      $ 3,616,893
                                                                ===============    =================             ==================

Supplemental Disclosures of Non-Cash Financing Activities:

     Increase in Accounts Payable for
         Accrual of Deferred Charges                           $         -         $  120,717                      $   156,980
                                                               ================    =================             ==================



                                                   See Notes to the Condensed Interim Financial Statements.



                                   MEDJET INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  NOTES TO THE
                     CONDENSED INTERIM FINANCIAL STATEMENTS



NOTE A -    NATURE OF ORGANIZATION AND BASIS OF PRESENTATION:

            (1)   NATURE OF ORGANIZATION:
                  ----------------------

            Medjet Inc. (the "Company") is a development stage company incorporated in the State of Delaware on December 16, 1993. The Company was organized as a medical device company with the goal of developing, manufacturing and selling new cutting, drilling, layer removal and shaping tools for a variety of surgical procedures. The core technology is based on small-diameter, fluid or ice jets moving at high speeds. The Company believes that such jets will bring new surgical capability and performance to the clinic or operating room. The initial product area is devices for surgical use in ophthalmology.

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

            The Condensed Interim Financial Statements included herein reflect, in the opinion of management, all adjustments (consisting primarily only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of results to be expected for the entire year ending December 31, 1997.

NOTE B -    INITIAL PUBLIC OFFERING:

            On August 14, 1996, the Company consummated its initial public offering (the "Offering") and, accordingly, issued and sold to the public 1,071,429 Units (the "Units"), each Unit consisting of one share of common stock, $.001 par value, of the Company (the "Common Stock"), and one redeemable Common Stock Purchase Warrant (the "Warrants") to purchase one share of Common Stock at $10.00 for a period of 24 months commencing on November 6, 1996. The Units became separable on November 6, 1996, and the Common Stock and the Warrants began trading on November 8, 1996.

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


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ACTUAL RESULTS, EVENTS AND CIRCUMSTANCES COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH STATEMENTS DUE TO VARIOUS FACTORS.


GENERAL

Medjet Inc. (the "Company"), formed in December 1993, is engaged in the research and development of medical technology, with an initial emphasis on corneal surgical technology and equipment. The Company is a development stage company.


RESULTS OF OPERATIONS

The Company has not yet initiated sales of its products and, consequently, had no revenues during the three months ended March 31, 1997.

Total costs and expenses during the three months ended March 31, 1997 increased by $422,981 (253%) to $589,937 from $166,956 for the comparable period of 1996.
This was primarily due to the net increase in staff (from seven full-time and one part-time employees to fifteen full-time employees) and an increase in professional fees and consultant costs as the Company continued its research and development activities. Expenses were also higher during the 1997 period due to increased purchases for materials, testing and analysis and higher occupancy costs (reflecting additional office and laboratory space assumed on April 1, 1996).

Other income and expense for the three months ended March 31, 1997 shows net interest income of $45,872 compared to a $5,368 expense for the comparable period of 1996. This reflects interest income earned on the Company's short-term investments, reduced by interest charges on short-term loans made to the Company during 1996. These loans were substantially repaid during the three months ended September 30, 1996 (more fully described under the caption, "Initial Public Offering," following).


LIQUIDITY AND CAPITAL RESOURCES

From its inception until its initial public offering (the "Offering"), the Company's liquidity requirements were met through private sales of the Company's common stock. During the fourth quarter of 1995, in order to continue to fund its operations, the Company obtained five loans from its president in the aggregate amount of $150,000. Additional loans were obtained during 1996 from two of the Company's directors ($50,000 from each such director during the first quarter), from the Company's president ($165,000 during the second quarter), and, in connection with the Offering, from an affiliate of the underwriter of the Offering ($100,000 during each of the first and second quarters). During the third quarter of 1996, prior to the Offering, an additional $100,000 was borrowed from a stockholder of the Company. All loans made by persons other than the Company's president were repaid during the third quarter of 1996, following the Offering, and all loans except for two loans (totalling $165,00) made by the Company's president were repaid during the fourth quarter of 1996.

As a result of the Offering, the Company's liquidity position improved significantly. The Company anticipates that its current cash and cash equivalents, as well as projected cash flows from operations, will be sufficient to cover working capital and capital equipment needs for at least the next 12 months.


INITIAL PUBLIC OFFERING

On August 14, 1996, the Company consummated the Offering and, accordingly, issued and sold to the public 1,071,429 Units (the "Units"), each Unit consisting of one share of common stock, $.001 par value of the Company (the "Common Stock"), and one redeemable Common Stock Purchase Warrant (the "Warrants") to purchase one share of Common Stock at $10.00 for a period of 24 months commencing on November 6, 1996. The Units became separable on November 6, 1996 and the Common Stock and the Warrants began trading on November 8, 1996.

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

            27    Financial Data Schedule

            (b)   REPORTS ON FORM 8-K

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

Dated:  May 9, 1997

                                          MEDJET INC.
                                          --------------------------------------
                                          (Registrant)


                                          /S/ EUGENE I. GORDON
                                          --------------------------------------
                                          Eugene I. Gordon
                                          President and Chief Executive Officer


                                          /S/ THOMAS M. HANDSCHIEGEL
                                          --------------------------------------
                                          Thomas M. Handschiegel
                                          Chief   Financial  Officer  and  Chief
                                          Accounting Officer

EXHIBIT INDEX
-------------


      Exhibit
      NUMBER         DESCRIPTION
      -------        -----------

        27           Financial Data Schedule