Form 10QSB
period 1997-06-30
MEDJET INC
filed 1997-08-05
CIK 932265

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1997

                                        OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ___________

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

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. [ x ] Yes [ ] No

          Common Stock, par value $.001 per share, outstanding as of July 31, 1997: 3,674,930 shares.

          Units, each consisting of one share of Common Stock and one warrant to purchase one share of common stock, outstanding as of July 31, 1997:
41,023 Units

Transitional Small Business Disclosure format:              [  ] Yes  [ x ] No
================================================================================

                                                         MEDJET INC.

                                                           INDEX



                                                                                                                    PAGE NO.

PART I. FINANCIAL INFORMATION


ITEM 1.           Financial Statements


                  Condensed Interim Balance Sheet as of June 30, 1997 (Unaudited).......................                 3

                  Condensed Interim Statements of Operations for the Three and Six Months Ended
                  June 30, 1997 and 1996 and the Period from December 13, 1993 (Date of
                  Inception), to June 30, 1997 (Unaudited) .............................................                 4

                  Condensed Interim Statements of Cash Flows for the Six Months Ended June 30,
                  1997 and 1996 and the Period from December 16, 1993 (Date of Inception), to
                  June 30, 1997 (Unaudited) ............................................................                 5

                  Notes to Condensed Interim Financial Statements (Unaudited)...........................                 6

ITEM 2.           Management's Discussion and Analysis of Financial Condition and Results of
                  Operations............................................................................                 8



PART II.  OTHER INFORMATION

ITEM 4.           Submission of Matters to a Vote of Security-Holders ..................................                10

ITEM 6.           Exhibits and Reports on Form 8-K......................................................                10

SIGNATURES..............................................................................................                11


                                                  PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements
                                                            MEDJET INC.
                                                  (A Development Stage Company)
                                                 Condensed Interim Balance Sheet
                                                          June 30, 1997
                                                           (Unaudited)




ASSETS                                                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT ASSETS:                                                  CURRENT LIABILITIES:
Cash and cash equivalents                      $ 2,838,269       Accounts payable                                    $    159,934
Prepaid expenses                                    34,497       Income taxes payable                                         150
                                               -----------                                                           ------------
                                                 2,872,766                     Total Liabilities                          160,084
                                               -----------                                                           ------------

PROPERTY, PLANT & EQUIPMENT -                                    STOCKHOLDERS' EQUITY:
------------------------------                                   ---------------------
Less accumulated depreciation of $137,661          193,485       Common stock, $.001 par value, 7,000,000
                                                ----------       shares authorized 3,682,455 shares
                                                                 issued and 3,648,666 shares outstanding                    3,682

ORGANIZATION COSTS -
---------------------
Less accumulated amortization of $23,875            13,512       Preferred stock, $.01 par value, 1,000,000
                                                ----------       shares authorized, no shares issued                        -


PATENTS AND TRADEMARKS -                                         Additional paid-in capital                             4,870,880
-------------------------
Less accumulated amortization of $4,351             67,771       Accumulated deficit (including deficit accumulated
                                               -----------       during development stage of $2,643,218 of which
SECURITY DEPOSITS                                    7,650       $1,556,211 was applied to additional paid-in capital
-----------------                              -----------       upon conversion from an "S" to a "C" corporation)       (930,975)


DEFERRED TAX ASSET                                 946,787       Less: Treasury stock, 33,789 shares, at cost              (1,700)
------------------                             -----------                                                            -----------
                                                                                                                        3,941,887
                                                                 Total Stockholders' Equity                           -----------



Total Assets                                     4,101,971       Total Liabilities and Stockholders' Equity           $ 4,101,971
                                               ============                                                           ===========




                                         See Notes to the Condensed Interim Financial Statements.






                                                            MEDJET INC.
                                                   (A Development Stage Company)
                                             Condensed Interim Statements of Operations
                                   For The Three and Six Months Ended June 30, 1997 and 1996
                         And The Period From December 16, 1993 (Date of Inception), to June 30, 1997
                                                            (Unaudited)



                                                                                                                      Period from
                                                       Three Months Ended                Six Months Ended             December 16,
                                                            JUNE 30,                           JUNE 30,          1993 (INCEPTION) TO
                                                -----------------------------       ---------------------------- ------------------
                                                    1997             1996              1997              1996        JUNE 30, 1997
                                                -----------       -----------       -----------       ---------- ------------------
REVENUES:
Net Sales ................................      $      --         $      --         $      --         $      --         $      --
Cost of Sales ............................             --                --                --                --                --
                                                -----------       -----------       -----------       -----------       -----------
Gross Profit .............................             --                --                --                --                --
                                                -----------       -----------       -----------       -----------       -----------

EXPENSES:
Research, development,
  general and administrative .............          690,283           288,176         1,280,219           455,382         3,588,119
                                                -----------       -----------       -----------       -----------       -----------
Total costs and expenses .................          690,283           288,176         1,280,219           455,382         3,588,119
                                                -----------       -----------       -----------       -----------       -----------

Loss from operations .....................         (690,283)         (288,176)       (1,280,219)         (455,382)       (3,588,119)

OTHER INCOME (EXPENSE):
Interest income ..........................           42,554              --              91,694              --             193,659
Interest expense .........................           (2,525)          (10,662)           (5,794)          (16,030)          (37,862)
                                                -----------       -----------       -----------       -----------       -----------
                                                     40,029           (10,662)           85,900           (16,030)          155,797
                                                -----------       -----------       -----------       -----------       -----------
        LOSS BEFORE PROVISION
          FOR (BENEFIT FROM)
              INCOME TAX .................         (650,254)         (298,838)       (1,194,319)         (471,412)       (3,432,322)

     Provision for (Benefit from)
              income tax .................         (807,287)             --            (946,787)              151          (946,137)
                                                -----------       -----------       -----------       -----------       -----------

          NET INCOME (LOSS) ..............      $   157,033       $  (298,838)      $  (247,532)      $  (471,563)      $(2,486,185)
                                                ===========       ===========       ===========       ===========       ===========

     Net Income (Loss) Per Share .........      $      0.04       $     (0.12)      $     (0.07)      $     (0.19)      $     (0.93)
                                                ===========       ===========       ===========       ===========       ===========
       Weighted Average Common
          Shares Outstanding .............        3,648,666         2,450,312         3,648,666         2,450,312         2,686,256
                                                ===========       ===========       ===========       ===========       ===========


                                       See Notes to the Condensed Interim Financial Statements.





                                                            MEDJET INC.
                                                  (A Development Stage Company)
                                             Condensed Interim Statements of Cash Flows
                                           For The Six Months Ended June 30, 1997 and 1996
                             And The Period From December 16, 1993 (Date of Inception), to June 30, 1997
                                                             (Unaudited)


                                                                                                                    Period from
                                                                                    For the Six Months Ended        December 16,
                                                                                            June 30,             1993 (Inception) tO
                                                                                  -----------------------------
                                                                                      1997              1996        June 30, 1997
                                                                                  -----------        ----------      ---------------
Cash Flows from Operating Activities ......................................       $(1,166,111)       $  (430,165)       $(3,142,499)


Cash Flows from Investing Activities ......................................           (72,605)           (31,466)          (448,305)


Cash Flows from Financing Activities ......................................          (165,000)           465,000          6,429,073

                                                                                  -----------        ------------        -----------

Net Increase (Decrease) in Cash and Cash Equivalents ......................        (1,403,716)             3,369          2,838,269


            Cash and Cash Equivalents - Beginning of Period ...............         4,241,985             57,678               --

                                                                                  -----------        -----------        -----------

            Cash and Cash Equivalents - End of Period .....................       $ 2,838,269        $    61,047        $ 2,838,269

                                                                                  ===========        ===========        ===========



Supplemental Disclosures of Cash Flow Information:


            Cash Paid During the Period for Income Taxes ..................       $      --          $      --          $       450

                                                                                  ===========        ===========        ===========

            Cash Paid During the Period for Interest Expense ..............       $    12,961        $      --          $    37,896

                                                                                  ===========        ===========        ===========



                                       See Notes to the Condensed Interim Financial Statements.

                                   MEDJET INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  NOTES TO THE
                     CONDENSED INTERIM FINANCIAL STATEMENTS



NOTE A - NATURE OF ORGANIZATION AND BASIS OF PRESENTATION:

                  NATURE OF ORGANIZATION:

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

                  BASIS OF PRESENTATION:

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

                  The Condensed Interim Financial Statements included herein reflect, in the opinion of management, all adjustments (consisting primarily only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of results to be expected for the entire year ending December 31, 1997.


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


NOTE C -          NET INCOME (LOSS) PER SHARE:

                  Net income (loss) per share is computed by dividing net income
                  (loss) by the weighted average number of shares of Common Stock outstanding during the period, after giving effect to the 1.987538926-to-1 stock split of the Common Stock explained above. Common stock equivalents have not been included in this computation as the effect would be anti-dilutive.

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


RESULTS OF OPERATIONS

The Company has not yet initiated sales of its products and, consequently, had no revenues during the three months or six months ended June 30, 1997.

Total costs and expenses during the three months ended June 30, 1997 increased by $402,107 (140%) to $690,283 from $288,176 for the comparable period of 1996.
This was primarily due to the net increase in staff (from ten full-time and one part-time employees to sixteen full-time employees) and an increase in professional fees and consultant costs as the Company continued its research and development activities. Expenses were also higher during the 1997 period due to increased purchases for materials, testing and analysis and higher occupancy costs (reflecting additional office and laboratory space assumed on April 1, 1996 and January 1, 1997).

During the six months ended June 30, 1997, total costs and expenses increased by $824,837 (181%) to $1,280,219 from $455,382 for the comparable period of 1996, generally for the same reasons as during the three-month period.

Other income and expense for the three months ended June 30, 1997 shows net interest income of $40,029 compared to a $10,662 expense for the comparable period of 1996. This reflects interest income earned on the Company's short-term investments, reduced by interest charges on short-term loans made to the Company during 1996. These loans were substantially repaid during the three months ended September 30, 1996 (more fully described under the caption, "Initial Public Offering," following).

For the six months ended June 30, 1997, other income and expense shows net interest income of $85,900 compared to interest expense of $16,030 for the comparable period of 1996, for the same reasons as during the three-month period.

LIQUIDITY AND CAPITAL RESOURCES

From its inception until its initial public offering (the "Offering"), the Company's liquidity requirements were met through private sales of the Company's common stock. During the fourth quarter of 1995, in order to continue to fund its operations, the Company obtained five loans from its president in the aggregate amount of $150,000. Additional loans were obtained during 1996 from two of the Company's directors ($50,000 from each such director during the first quarter), from the Company's president ($165,000 during the second quarter), and, in connection with the Offering, from an affiliate of the underwriter of the Offering ($100,000 during each of the first and second quarters). During the third quarter of 1996, prior to the Offering, an additional $100,000 was borrowed from a stockholder of the Company. All loans made by persons other than the Company's president were repaid during the third quarter of 1996, following the Offering. All loans (except for two loans totalling $165,000) made by the Company's president were repaid during the fourth quarter of 1996; the remaining loans were repaid during the second quarter of 1997.

As a result of the Offering, the Company's liquidity position improved significantly. The Company anticipates that its current cash and cash equivalents, as well as projected cash flows from operations, will be sufficient to cover working capital and capital equipment needs for at least the next twelve months.


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

                                                  PART II - OTHER INFORMATION


Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

           On June 27, 1997, the Company held its annual meeting of stockholders in Edison, New Jersey.

           (a) The stockholders elected the following directors with correspon-ding votes for and withheld:

                                                     Number of                                 Number of
Director                                          Shares Voted For                          Shares Withheld


Eugene I. Gordon                                            3,273,104                                  2,115
Sanford J. Hillsberg                                        3,273,304                                  1,915
Robert G. Donovan                                           3,273,304                                  1,915
James J. Bialek                                             3,273,304                                  1,915



           (b) The stockholders voted to amend the Company's 1994 Stock Option Plan to increase the number of shares of Common Stock authorized for issuance thereunder by 200,000 (after giving effect to the 1.987538926-for-1 stock split of the Common Stock effected on August 2, 1996), with the following votes for, against and abstained:


                  FOR                                    AGAINST                                 ABSTAINED

               2,354,073                                 41,320                                    4,150




Item 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)  EXHIBITS

           27.  Financial Data Schedule

           (b)  REPORTS ON FORM 8-K

           No Report on Form 8-K was filed during the quarter for which this Quarterly Report on Form 10-Q is filed.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August __, 1997

                           MEDJET INC.
                           --------------------------------------------
                           (Registrant)


                           /S/ EUGENE I. GORDON
                           --------------------------------------------
                           Eugene I. Gordon
                           President and Chief Executive Officer


                           /S/ THOMAS M. HANDSCHIEGEL
                           --------------------------------------------
                           Thomas M. Handschiegel
                           Chief Financial Officer and Chief Accounting Officer