Form 10-Q
period 1997-09-30
MEDJET INC
filed 1997-11-13
CIK 932265

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ___________

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1997

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from  ____________  to ____________

                         Commission File Number: 1-11765

                                   MEDJET INC.
        (Exact name of Small Business Issuer as Specified in its Charter)

          DELAWARE                                       22-3283541
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

                     1090 KING GEORGES POST ROAD, SUITE 301
                            EDISON, NEW JERSEY 08837
                    (Address of Principal Executive Offices)

                                 (908) 738-3990
              (Registrant's Telephone Number, Including Area Code)

                ________________________________________________
                    (Former Name, Former Address and Former
                   Fiscal Year, if Changed Since Last Report

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. [ x/ ] Yes [ ] No

         Common Stock, par value $.001 per share, outstanding as of October 31, 1997: 3,674,930 shares.

         Units, each consisting of one share of Common Stock and one warrant to purchase one share of common stock, outstanding as of October 31, 1997: 22,309 Units

         Transitional Small Business Disclosure format:      [  ] Yes  [ x/ ] No
================================================================================


                                   MEDJET INC.

                                      INDEX
                                      -----


                                                                                                                 PAGE NO.

PART I. FINANCIAL INFORMATION
-----------------------------
ITEM 1.           Financial Statements


                  Condensed Interim Balance Sheet as of September 30, 1997 (Unaudited)..................             3

                  Condensed  Interim  Statements of Operations..........................................             4

                  Condensed Interim Statements of Cash Flows............................................             5

                  Notes to Condensed Interim Financial Statements (Unaudited)...........................             6

ITEM 2.           Management's Discussion and Analysis of Financial Condition and Results of
                  Operations............................................................................             8



PART II.  OTHER INFORMATION
---------------------------

ITEM 2(d).        Changes in Securities and Use of Proceeds ............................................            10

ITEM 6.           Exhibits and Reports on Form 8-K......................................................            10

SIGNATURES..............................................................................................            11


                                          PART I - FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS
            --------------------

                                                    MEDJET INC.
                                           (A Development Stage Company)
                                          Condensed Interim Balance Sheet
                                                September 30, 1997
                                                    (Unaudited)



ASSETS                                                           LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT ASSETS:                                                  CURRENT LIABILITIES:
--------------                                                   -------------------

Cash and cash equivalents                         $2,152,670     Accounts payable                                        $  109,685
Accounts receivable                                    1,948     Income taxes payable                                           150
                                                                                                                         ----------
Prepaid expenses                                      91,936              Total Liabilities                                 109,835
                                                  ----------                                                             ----------
                                                   2,246,554

PROPERTY, PLANT & EQUIPMENT -                                    STOCKHOLDERS' EQUITY:
---------------------------                                      --------------------

Less accumulated depreciation of $159,246            188,636     Common stock, $.001 par value, 7,000,000 shares
                                                  ----------     authorized, 3,708,719 shares issued and 3,674,930
ORGANIZATION COSTS -                                             shares outstanding                                           3,709
------------------
Less accumulated amortization of $25,745              11,642     Preferred stock, $.01 par value,
                                                  ----------     1,000,000 shares authorized, no shares issued                    -
PATENTS AND TRADEMARKS -                                         Additional paid-in-capital                               4,896,955
----------------------
Less accumulated amortization of $6,442               83,912     Accumulated deficit (including deficit accumulated
                                                  ----------     during development stage of $3,055,343 of which
SECURITY DEPOSITS                                      7,650     $1,556,211 was applied to additional paid-in capital
-----------------                                 ----------     upon conversion from an "S" to a "C" corporation)       (2,470,405)
Total Assets                                      $2,538,394     Less:   Treasury stock, 33,789 shares, at cost              (1,700)
                                                   =========                                                            ------------
                                                                          Total Stockholders' Equity                    $ 2,428,559
                                                                                                                        ============

                                                                 Total Liabilities and Stockholders' Equity             $ 2,538,394
                                                                                                                        ============

            See Notes to the Condensed Interim Financial Statements.


                                                          MEDJET INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                           CONDENSED INTERIM STATEMENTS OF OPERATIONS


                                                                                                                  Period from
                                             Three Months Ended                   Nine Months Ended            December 16, 1993
                                               September 30,                        September 30,                (Inception) to
                                        ----------------------------        -----------------------------
                                            1997             1996               1997              1996         September 30, 1997
                                        -----------      -----------        -----------       -----------      ------------------
                                        (Unaudited)      (Unaudited)        (Unaudited)       (Unaudited)         (Unaudited)


REVENUES:

Net Sales ........................      $      --         $      --         $      --         $      --            $      --
Cost of Sales ....................             --                --                --                --                   --
                                        -----------       -----------       -----------       -----------          -----------
Gross Profit .....................             --                --                --                --                   --
                                        -----------       -----------       -----------       -----------          -----------

EXPENSES:
Research, development,
  general and administrative .....          625,672           331,922         1,906,062           787,455            4,213,962
                                        -----------       -----------       -----------       -----------          -----------
Total costs and expenses .........          625,672           331,922         1,906,062           787,455            4,213,962
                                        -----------       -----------       -----------       -----------          -----------

Loss from operations .............         (625,672)         (331,922)       (1,906,062)         (787,455)          (4,213,962)

OTHER INCOME (EXPENSE):
Interest income ..................           32,150            28,478           123,844            28,478              225,809
Interest expense .................             --             (10,821)           (5,738)          (26,851)             (37,806)
                                        -----------       -----------       -----------       -----------          -----------
                                             32,150            17,657           118,106             1,627              188,003
                                        -----------       -----------       -----------       -----------          -----------
LOSS BEFORE PROVISION
  FOR INCOME TAX .................         (593,522)         (314,265)       (1,787,956)         (785,828)          (4,025,959)
Provision for income tax .........          946,787              --                --                --                    650
                                        -----------       -----------       -----------       -----------          -----------

         NET LOSS ................      $(1,540,309)      $  (314,265)      $(1,787,956)      $  (785,828)         $(4,026,609)
                                        ===========       ===========       ===========       ===========          ===========

Net Loss Per Share ...............      $     (0.42)      $     (0.10)      $     (0.49)      $     (0.29)         $     (1.46)
                                        ===========       ===========       ===========       ===========          ===========
Weighted Average Common
   Shares Outstanding ............        3,669,785         3,151,399         3,655,783         2,685,713            2,755,913
                                        ===========       ===========       ===========       ===========          ===========


                             See Notes to the Condensed Interim Financial Statements.




                                                    MEDJET INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                    CONDENSED INTERIM STATEMENTS OF CASH FLOWS



                                                                                                                 PERIOD FROM
                                                                    FOR THE NINE MONTHS ENDED                 DECEMBER 16, 1993
                                                                        SEPTEMBER 30,                          (INCEPTION) TO,
                                                             -------------------------------------
                                                                 1997                      1996               SEPTEMBER 30, 1997
                                                             --------------            --------------         ------------------
                                                              (UNAUDITED)               (UNAUDITED)               (UNAUDITED)



Cash Flows from Operating Activities..................         $(1,842,842)              $  (667,907)               $ 3,819,230
Cash Flows from Investing Activities..................            (107,575)                  (72,252)                   483,275
Cash Flows from Financing Activities..................            (138,898)                 5,623,269                 6,455,175
                                                                -----------               -----------                -----------

Net Increase (Decrease) in Cash
         and Cash Equivalents ........................          (2,089,315)                 4,883,110                 2,152,670

         Cash and Cash Equivalents -
            Beginning of Period.......................           4,241,985                     57,678                     -
                                                                -----------               -----------                 ---------

         Cash and Cash Equivalents -
            End of Period.............................         $ 2,152,670               $  4,940,788                $2,152,670
                                                                ===========               ===========                 =========


Supplemental Disclosures of
         Cash Flow Information:

         Cash Paid During the Period
            for Income Taxes..........................         $       -                $       -                   $      450
                                                                ===========              ============                ==========

         Cash Paid During the Period
           for Interest Expense.......................         $     12,967             $       -                   $   37,896
                                                                ===========              ============                ==========



                             See Notes to the Condensed Interim Financial Statements.


                                   MEDJET INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  NOTES TO THE
                     CONDENSED INTERIM FINANCIAL STATEMENTS



NOTE A -          NATURE OF ORGANIZATION AND BASIS OF PRESENTATION:

                  (1) NATURE OF ORGANIZATION:
                      ----------------------

                  Medjet Inc. (the "Company") is a development stage company incorporated in the State of Delaware on December 16, 1993. The Company was organized as a medical device company with the goal of developing, manufacturing and selling or licensing new cutting, drilling, layer removal and shaping tools for a variety of surgical procedures. The core technology is based on small-diameter, fluid or ice jets
                  ("microjets") moving at high speeds. The Company believes that such microjets will bring new surgical capability and performance to the clinic or operating room. The initial product area is devices for surgical use in ophthalmology.

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

                  The Condensed Interim Financial Statements included herein reflect, in the opinion of management, all adjustments (consisting primarily only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the three- and nine-month periods ended September 30, 1997 are not necessarily indicative of results to be expected for the entire year ending December 31, 1997.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------


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


RESULTS OF OPERATIONS

The Company has not yet initiated sales of its products and, consequently, had no revenues during the three months or nine months ended September 30, 1997.

Total costs and expenses during the three months ended September 30, 1997 increased by $293,750 (88.5%) to $625,672 from $331,922 for the comparable period of 1996. This was primarily due to the net increase in staff (from twelve full-time and one part-time employees to seventeen full-time employees) and an increase in professional fees and consultant costs as the Company continued its research and development activities and initiated regulatory filings and clinical trials. Expenses were also higher during the 1997 period due to increased purchases for materials, testing and analysis and higher occupancy costs (reflecting additional office and laboratory space assumed on January 1, 1997).

During the nine months ended September 30, 1997, total costs and expenses increased by $1,118,607 (142.1%) to $1,906,062 from $787,455 for the comparable period of 1996, generally for the same reasons as during the three-month period.

Other income and expense for the three months ended September 30, 1997 shows net interest income of $32,150 compared to $17,657 for the comparable period of 1996. This reflects interest income earned on the Company's short-term investments, reduced by interest charges on short-term loans made to the Company during 1996. These loans were substantially repaid during the three months ended September 30, 1996 (more fully described under the caption, "Initial Public Offering," following).

For the nine months ended September 30, 1997, other income and expense shows net interest income of $118,106 compared to $1,627 for the comparable period of 1996, for the same reasons as during the three-month period.

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


As a result of the Offering, the Company's liquidity position improved significantly. The Company anticipates that its current cash and cash equivalents, as well as projected cash flows from operations, will be sufficient to cover working capital and capital equipment needs for at least the next nine months.


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

                           PART II - OTHER INFORMATION

Item 2(d).        CHANGES IN SECURITIES AND USE OF PROCEEDS
                  -----------------------------------------

The Company has reported on the use of proceeds from the Offering on Form SR and Amendment No. 1 to such Form SR, each previously filed with the Securities and Exchange Commission. Since the filing of such Amendment No. 1 in May 1997 and through September 30, 1997, the Company has used the following amounts of proceeds from the Offering: $35,000 for the purchase and installation of machinery and equipment; $165,000 for the repayment of indebtedness to an officer and director of the Company; $495,000 for working capital; $20,000 for patent filings; $721,000 for research and development and human clinical trials (which amount includes $277,000 paid as compensation to employees performing solely research and development functions); and $2,100,000 for temporary investments, of which $1,804,000 is intended for research and development and human clinical trials, $14,000 for patent filings, and $282,000 for working capital, and all of which has been invested in short-term money market instruments. Other than the retirement of indebtedness, which was made to an officer and director of the Company, none of such payments were made to directors, officers, general partners of the Company or their associates, to persons owning 10% or more of any class of equity securities of the Company, or to affiliates of the Company. The use of proceeds described herein represents a material change in the use of proceeds in the prospectus used in the Offering in that an officer and director of the Company deferred repayment of loans in the aggregate amount of $315,000 made by him to the Company, of which $150,000 was repaid prior to the reporting period covered hereby and the remaining $165,000 was repaid during the reporting period covered hereby as described above.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         --------------------------------

         (a)      EXHIBITS

         27.      Financial Data Schedule

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

Dated:   November 13, 1997                                 MEDJET INC.
                                                     --------------------------
                                                           (Registrant)


                                                      /S/ EUGENE I. GORDON
                                                     --------------------------
                                                     Eugene I. Gordon
                                                     Chairman and President


                                                     /S/ THOMAS M. HANDSCHIEGEL
                                                     --------------------------
                                                     Thomas M. Handschiegel
                                                     Chief Financial Officer and
                                                     Chief Accounting Officer

                                  EXHIBIT INDEX


 Exhibit                                                              Page
 Number                    Description                               Number
--------                   -----------                               ------

  27                       Financial Data Schedule