Form 10KSB
period 1997-12-31
MEDJET INC
filed 1998-04-15
CIK 932265

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------
                                   FORM 10-KSB


(Mark One)
               |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997

             |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

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

         Issuer's telephone number, including area code: (732) 738-3990

           Securities registered pursuant to Section 12(b) of the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:
               Units, each consisting of one share of Common Stock
                             and one Class A Warrant
                     Common Stock, par value $.001 per share
                                Class A Warrants

     Check  whether  the Issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

     Issuer's revenues for the fiscal year ended December 31, 1997 were $0.0.

     The aggregate market value of the voting stock held by non-affiliates of the Issuer as of March 31, 1998 was approximately $13,844,500.

     As of March 31, 1998, 3,686,280 shares of the Issuer's Common Stock, par value $0.001 per share, were outstanding.
   ---------------------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
    Proxy Statement for the 1998 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission on or before April 30, 1998) is incorporated by reference in Part III hereof.

  Transitional Small Business Disclosure Format (check one): Yes_______ No X .
================================================================================

                                TABLE OF CONTENTS
                                                                            Page

PART I

ITEM I.  BUSINESS...........................................................  1

     The Company............................................................  1
     Diseases of the Cornea and Therapeutic Treatment.......................  4
     Refractive Disorders and Correction....................................  5
     The HRK Microkeratome..................................................  6
     Patents................................................................  7
     U.S. Government Regulation.............................................  7
     Foreign Government Regulation..........................................  8
     Competition............................................................  8
     Employees..............................................................  9
     Product Liability Insurance............................................  9

ITEM 2.  PROPERTIES.........................................................  9

ITEM 3.  LEGAL PROCEEDINGS.................................................. 10

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................ 10


PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........... 10

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......... 11

ITEM 7.  FINANCIAL STATEMENTS............................................... 12

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE............................................... 14


PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ................. 14

ITEM 10. EXECUTIVE COMPENSATION ............................................ 14

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..... 14

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................... 14

ITEM 13. EXHIBIT LIST AND REPORTS ON FORM 8-K............................... 14

     THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). SUCH STATEMENTS INCLUDE A NUMBER OF RISKS AND
UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS, EVENTS AND CIRCUMSTANCES TO DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH STATEMENTS. EXCEPT AS OTHERWISE REQUIRED TO BE DISCLOSED IN PERIODIC REPORTS REQUIRED TO BE FILED BY COMPANIES REGISTERED UNDER THE EXCHANGE ACT BY THE RULES OF THE SECURITIES AND EXCHANGE COMMISSION, THE COMPANY HAS NO DUTY TO UPDATE SUCH STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE THE COMPANY'S ABILITY TO GENERATE REVENUES FROM
OPERATIONS, THE COMPANY'S ABILITY TO PROFITABLY COMMERCIALLY MARKET ITS PRODUCTS, THE UNCERTAINTY OF APPROVAL BY THE UNITED STATES FOOD AND DRUG ADMINISTRATION (THE "FDA") AND OTHER REQUIRED GOVERNMENTAL AGENCIES OF THE COMPANY'S OTHER PRODUCTS AND THE OUTCOME OF THE COMPANY'S RESEARCH AND DEVELOPMENT ACTIVITIES. SEE "RISK FACTORS" IN THE COMPANY'S PROSPECTUS DATED AUGUST 6, 1996 WHICH CONSTITUTES A PART OF THE COMPANY'S REGISTRATION STATEMENT ON FORM SB-2 (FILE NO. 333-3184).

                                     PART I

ITEM I.  BUSINESS.

THE COMPANY

     Medjet Inc. (the "Company"), founded in December 1993, is engaged in the research and development of medical technology with a current emphasis on ophthalmic surgical technology and equipment, and has developed a proprietary technology and derivative devices for corneal surgery. The basic technology utilizes a hair-thin, 33 micron diameter, circular beam of saline water solution moving in varying excess of supersonic speed, depending on the specific application. In each application, the waterjet beam substitutes for a conventional metal or diamond blade. In combination with other elements of the device, it is capable of removing the epithelium (the front surface layer of the cornea of the eye) in a procedure known as epithelial keratoplasty, removing pterygium, a tumor-like growth covering the surface of the eye, or shaving thin shaped layers from the cornea, in a procedure known as lamellar keratoplasty. The device normally used to perform lamellar keratoplasty is known as a microkeratome. The procedure with the new device potentially may be used to treat diseases of the cornea as well as to correct vision deficiencies such as nearsightedness ("myopia"), farsightedness ("hyperopia") or astigmatism eliminating or reducing the need for spectacles or contact lenses. Internal Layers of the cornea, either parallel or shaped (resembling contact lenses), are excised in order to reshape the anterior cornea surface to achieve close-to-ideal focusing. In combination with a proprietary template of prescribed dimensions and shape, the shape of the layer to be removed can be determined in advance.

     The Company has demonstrated that its technology can be used to remove the epithelium, a procedure called hydro-epithelial keratoplasty ("HEK") or to treat diseased cornea in a procedure known as hydro-therapeutic keratoplasty ("HTK"), in which diseased corneal tissue is removed. HEK may be used to treat diseases of the epithelium or damage to the epithelium that sometimes occurs. Epithelial removal is often the first step in surgery of the cornea. It may be used beneficially as the first step in the currently-used laser refractive surgery technique known as photo-refractive keratectomy ("PRK"). Management believes that the HEK procedure is superior to currently used techniques. The device to carry out HEK procedures, the Hydrobrush(TM) Keratome, has been cleared for marketing by the FDA. Approximately 45,000 corneal procedures, primarily full transplants, are performed annually in the United States. The Company believes that HTK will make partial transplants, which would be more desirable and safer, feasible. HTK may also be used to create a uniform thickness flap of corneal tissue as the first step in a current modification of the PRK technique known as the light ablation system for in-situ keratomileusis ("LASIK"). Currently, blade-based microkeratomes are used to make the flap and, in management's view, are somewhat unsafe, difficult to learn and have limited the use of LASIK as an alternate to PRK. The Company's waterjet-based microkeratome is known as the HydroBlade(TM) Keratome.

     The Company believes that the HydroBlade(TM) Keratome, through the use of a procedure known as hydro-refractive keratoplasty ("HRK"), has the potential to reduce or eliminate a patient's dependence on eyeglasses or contact lenses by modifying the shape of the anterior corneal surface to correct inherent vision deficiencies. Based on feasibility studies on enucleated eyes and animal studies, the Company believes that the HydroBlade(TM) Keratome cuts more precisely, more quickly and with less tissue damage than the sharpest metal, diamond or laser scalpels and that the HRK microkeratome, if cleared by the FDA, will result in a safer, more accurate and more stable corneal adjustment that is less painful for patients than other refractive surgery procedures currently available. The Company anticipates, based on its studies, that HRK could cost less than other such procedures, although the cost to the patient is determined by the surgeon.

     The Company has not tested its HydroBlade(TM) Keratome on live human eyes but has tested it on over 1,000 porcine and rabbit corneas, over two dozen cadaver eyes and 22 live rabbits. The Company is currently readying its prototype HydroBlade(TM) Keratome for studies on blind human eyes in a clinical setting.

     The Company has an issued patent on the method and device for HTK and HRK and other patents, including one relating to HEK, are pending. Limited testing of HTK has been done by others but, to the Company's knowledge, no other relevant patents have issued to others in this field and the Company believes that its patent will dominate.

     HEK is performed with a device known as the HydroBrush(TM) Keratome, which precisely and safely debrides the epithelial layer of the cornea (with a minimum of debris or residue) down to the Bowman's layer (the layer of the cornea below the epithelium), in a discrete circular region with a well defined boundary. There is no discernible damage to the Bowman's layer using high magnification scanning electron microscope imaging. In contrast, knife blade scrapes to debride the epithelium leave substantial debris and damage to Bowman's layer. On rabbits, the regrowth of the epithelium is observed to be about one-third faster (typically two days instead of three) when the cornea is debrided with the HydroBrush(TM) Keratome than when blade scraping is used. In addition, in contrast to blade scraping, which takes a few minutes, the HydroBrush(TM) debriding process takes a few seconds and requires minimal training or experience, and no initial dehydration is observed. Thus, the Company believes that HEK should be ideal for use with PRK procedures.

     The HydroBrush(TM) Keratome utilizes a waterjet brush; a thin, high speed, linear jet about 2 mm wide of sterile, saline water solution flowing on and along the underside of a transparent applanator plate. A circular, passive, globe alignment device (the "EyeMask") is placed against the anterior corneal surface and an insert in the EyeMask defines the circular region, up to 8 mm in diameter, to be debrided. The applanator, which directs the flow of water, is brought into light contact with the corneal upper surface at the apex of the cornea. The applanator is simply slid by hand across the EyeMask and the waterjet brush gently removes the epithelium. The spent water is collected in an absorbent material shroud placed against the nose.

     The sterile, saline water solution comes from a small, flexible, sterile, 15 ml plastic bottle in the high pressure apparatus. When the device is activated by pressurizing a working fluid around the outside of the bottle, the bottle is pressurized, squeezed and emptied by the external hydrostatic pressure of about 6000 pounds per square inch to produce a circular, 100 micron diameter, constant, high speed saline waterjet which runs for 8 seconds, and then shuts off automatically when the bottle is empty. The saline waterjet is converted to the linear HydroBrush(TM) Keratome on the underside of the applanator plate.

     The high hydrostatic pressure to activate the device is produced by a miniature water pressure intensifier driven by a liquid CO2 air gun-type cartridge. A small diameter, flexible tube carries high pressure water to the device handle. The CO2 cartridge, the sterile saline bottle, the EyeMask inserts and the spent water catcher constitute an inexpensive set of disposables.

     The HydroBrush(TM) Keratome is intended to become the first commercially available product using the Company's waterjet technology and may be both an initial source of revenue for the Company and the basis for additional applications to the FDA for permitted uses of the device. An application for use in removal of pterygium is in process. Pterygium afflicts over 100 million people world wide and is difficult to treat surgically with a low rate of recurrence. If it can be demonstrated that the recurrence rate is reduced by using this product the procedure could be several million per year. No arrangements for commercial marketing of any HydroBrush(TM) application have been finalized to date.

     The Company's HydroBlade(TM) Keratome, which consists of a waterjet nozzle and a globe fixation device is used with a miniature high pressure system similar to that used for the HydroBrush(TM) Keratome. However, it operates at an initial pressure of 20,000 psi. In this case, scanning is accomplished by sliding the nozzle along tracks on the globe fixation device.

     The Company believes that the HydroBlade(TM) Keratome, when used in HTK, would be used similarly to other microkeratomes but would allow for safe removal of layers of corneal tissue of a predetermined shape and thickness with a higher degree of accuracy and far less tissue damage. This has already been demonstrated on cadaver eyes. The Company intends to file an investigational device exemption to perform clinical trials and then submit a Section
510(k)  notification  for  a  ruling  of  substantial   equivalence  to  current
microkeratomes, resulting in permission for the Company to market the HydroBlade(TM) Keratome for HTK.

     A subsequent and potentially more commercially valuable use of the HydroBlade(TM) Keratome is for refractive surgery through HRK. Subsequent to the permitted marketing of the HydroBlade(TM) Keratome for HTK, the Company intends to seek FDA clearance to market the device for HRK.

     Upon clearance or other marketing approval by the FDA of its HydroBlade(TM) Keratome for HRK, the Company intends to market this product to individual or affiliated groups of ophthalmologists for treatment of patients in a clinical setting. The Company expects to derive a significant part of its revenue by selling a basic system and selling disposables. In addition to standard templates for standard refractive corrections, the Company expects to make available custom templates for individual patient treatment as required.

     The Company believes that its proprietary waterjet technology has additional surgical applications. However, only limited studies of such applications have been carried out. The Company's current focus is on applications to ophthalmology.

     The Company is in the development stage and has not sold any products or generated any revenues. To date, the Company's research and development activities have been limited to constructing and testing experimental versions of the keratome and conducting a limited number of feasibility studies using porcine, rabbit and human cadaver eyes and live animals to prove that a hair-thin beam of water can smoothly incise and shape the anterior surface of the cornea and that the cornea will heal properly after the surgery. Human clinical trials are currently being performed.

     The FDA has recommended to the Company that it seek permission to market the HTK microkeratome through a Section 510(k) notification together with a limited number of clinical trials, and it is the intention of the Company to file a notification with the FDA in the second half of 1998 relating to two uses of the HTK microkeratome. Although there can be no assurance that this will prove to be the case, permission granted for the 510(k) notifications should enable the Company to commence its marketing efforts sooner than if the Company had to submit to the FDA a pre-market approval ("PMA") application. To obtain FDA clearance of a 510(k) notification, a company must prove its device is substantially similar to a marketed product and that the device is safe. PMA applications must demonstrate, among other matters, that the device is safe and effective. Although human clinical trial data is sometimes required to be submitted with a 510(k) notification, a PMA application is typically a more complex submission which usually includes the results of clinical studies, and preparing an application is a detailed and time-consuming process. Once a PMA application has been submitted, the FDA's review may be lengthy and may include requests for additional data. See "-- U.S. Government Regulation."

     Although the therapeutic uses described above are the Company's initial intended uses for its two devices, the Company recognizes that other uses may eventually be made of the waterjet microkeratome. One such use, for which the Company believes the potential market could be significant, is for refractive surgical correction. Therefore, the later phase of the Company's FDA strategy relates to the HRK microkeratome. Although the Company believes that the HRK microkeratome may be considered for permission to market by the FDA through a 510(k) notification based upon the similarities of the microkeratome between the HTK use and the HRK use, obtaining such permission for the HRK microkeratome is likely to be somewhat more complicated than for HTK. There can be no assurance that either the HTK use or the HRK use will be permitted for marketing by the FDA. The differences between the two uses are found in the components, other than the waterjet scalpel, which comprise the microkeratome. For the HRK microkeratome, the Company may be required to show that the procedure is effective, stable and does not decrease visual acuity to any significant extent.

     The Company believes that, based on two features of the HRK microkeratome, it may also be considered for 510(k) notification by the FDA. First, based on the preliminary experimentation conducted with waterjet microkeratomes, there are no known or anticipated physical or chemical processes that would impact on the safety of the HRK procedure. The waterjet microkeratome cuts by mechanisms similar to that of conventional scalpels (although at speeds of more than 100 times greater), except that the Company believes that HRK would not produce certain side effects incident to other refractive surgery procedures. Such side effects include the inferior cut produced by the oscillating blade used in conventional microkeratomes, and the potential carcinogenic effects, dehydration from overheating and high amplitude shock waves to the eye resulting from the high energy, pulsed radiation used in the PRK procedure. PRK could represent the strongest competition to HRK. As a result of the anticipated safety issues, the FDA approval process for PRK involved numerous clinical studies on human eyes and took several years to complete. The Company believes that the FDA approval process for the HRK microkeratome should be shorter and entail fewer clinical studies in light of the expected higher level of safety and lack of anticipated side effects, in comparison to other previously permitted products, but there can be no assurance that this will be the case.

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

     The Company intends to continue the research and development of its technology and related manufacturing processes and to commence human clinical trials of the HRK microkeratome. If the HTK microkeratome or the HRK microkeratome is permitted to be marketed or otherwise approved for marketing in the United States, the Company will be required to establish a marketing organization and production facilities, which will require additional financing, unless the Company identifies third parties to perform such functions under license or other arrangements. No assurance can be given that the Company's research and development efforts will be successfully completed, or that the HTK microkeratome or the HRK microkeratome will prove to be safe and effective for the purposes intended, will be permitted to be marketed or otherwise approved for marketing by the FDA or any other regulatory agency or will be commercially successful.

     The Company was incorporated under the laws under the State of Delaware in December 1993. Its offices are located at 1090 King Georges Post Road, Suite 301, Edison, New Jersey 08837; its telephone number is (732) 738-3990.

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

     KIS, which is also known as refractive lamellar keratoplasty ("RLK") or automated lamellar keratoplasty ("ALK"), involves using an automated metal or diamond scalpel in a microkeratome to cut and pull back a corneal flap (consisting of the epithelium, the Bowman's layer and a portion of the stroma) and to then shave away a portion of the exposed stromal area of the cornea in a second cut, thereby changing the corneal curvature after the flap is replaced. LASIK combines elements of KIS and PRK. In the LASIK technique, the corneal flap is pulled back, and photoablation is performed directly on the exposed stromal surface to change its curvature. In both KIS and LASIK, the hinged flap is reset as close as possible to its original position, where it adheres to the underlying stroma. Cutting errors in making the flap, occurring in about 50% of the procedures, are a major disadvantage of LASIK.

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

THE HRK MICROKERATOME

     GENERAL

     The HRK microkeratome, using the HydroBlade(TM) Keratome, uses a single, hair-thin, supersonic water beam with a diameter of approximately 33 microns to incise corneal material and a disposable template to support and shape the cornea during surgery. Other parts of the HRK microkeratome include a miniature high pressure water storage element and related equipment, which together produce the water beam; a scanning mechanism to move the water beam across the cornea; and a template designed to support and shape the eye during surgery. The HRK microkeratome will be placed on the patient's eye during the surgical procedure. Once the HRK microkeratome is placed into position on the eye
(directly over the area to be incised), to which it is attached by a globe fixation device (a suction device to align and fix the eye in place relative to a defining template and the waterjet parts during surgery), the surgical cut takes less than one second.

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

     HRK, with the HRK microkeratome, can be done by three methods. In the first method, HRK1, a shaped slice of corneal tissue is removed without damage to the rest of the cornea. The shape and size of the removed portion corresponds to the error in refractive power of the cornea to be corrected, having the effect of the permanent removal of the equivalent of a contact lens. In the second method, HRK2 a hinged flap is cut into the cornea and the underlying tissue is reshaped before the flap is replaced. Thereafter, the HRK microkeratome may be used to make a second shaping cut or PRK may be used for shaping. The Company believes that the first method, without the creation of a flap, is the simplest and safest and initially intends to seek FDA permission to market, or other approval, with respect to that method alone. In the third method, HRK3, the one the Company intends to exploit, the cut used to make the flap also shapes the underside of the flap and stromal bed to produce the desired correction. With a single cut lasting about 1 second, the entire procedure is complete. No laser is required.

     STATUS

     Through December 31, 1997, the Company has spent approximately $5,000,000 in its efforts to make products based on waterjet technology commercially available. Such expenditures include research and development costs and expenses related to the HydroBrush(TM) Keratome and the HydroBlade(TM) Keratome. Research and development activities have consisted of developing, designing and constructing two experimental versions of the Company's keratome, and, since July 1994, conducting feasibility studies on over 2,000 porcine and rabbit corneas, dozens of human cadaver eyes and 22 live rabbits. The purpose of the feasibility studies was to determine if the water beam could smoothly incise and shape the anterior surface of the cornea and to determine if the incised eye would heal. A second major objective has been to establish that HRK3 produces a full range of refractive corrections. The Company has been highly satisfied with the results of the feasibility studies conducted to date. Specifically, the Company, using light and electron microscopes and post incision casts, has compared the cuts made by the waterjet scalpel with cuts made by scalpels and lasers in other refractive surgical procedures. The Company believes that the cuts made by the waterjet scalpel are cleaner and much less damaging than those made by conventional scalpels and lasers. The Company has found the corneal flaps created by the HRK microkeratome to be extremely close to parallel, as desired, and of the desired thickness (approximately 140 microns). The Company also found the shape of the cut stromal bed to be the desired spherical shape and the restored flap to fit the stromal bed with no discernable disparity in size or alignment. a full range of myopic, hyperopic and astigmatic corrections have been demonstrated. The Company's studies on rabbits have also shown that HRK incisions (resections) heal with much less wound healing response and haze than results from PRK removals.

     The Company has constructed prototypes of a microkeratome designed for use in surgery on non-human primates and humans in a clinical setting. The Company has not yet constructed the necessary manufacturing equipment.

PATENTS

     The Company has sought to protect its proprietary interest in the HRK microkeratome by applying for patents in the United States and corresponding patents abroad. In September 1994, a U.S. patent application was filed in the name of Dr. Eugene I. Gordon and two employees of the Company, as inventors, which application was assigned to the Company. The U.S. patent issued on September 17, 1996 and covers a method and device for use of the HRK microkeratome, including use of a template for corneal shaping and holding, during use of a waterjet microkeratome device. A corresponding international application has been filed, pursuant to the Patent Cooperation Treaty ("PCT"), with designation of all member countries foreign to the United States, including but not limited to Japan, the members of the European Patent Office, Canada, Mexico, Australia, Russia, China and Brazil. The PCT filing was published on October 16, 1996 and separate patent applications have been filed pursuant to the PCT filing. In addition, for countries not currently part of the PCT, patent applications have also been filed in Israel, Taiwan and South Africa. A U.S. patent application is currently pending and relates to topographic corneal mapping, which has utility for surgery utilizing the HRK microkeratome. A patent application for the HydroBrush(TM) Keratome for HEK use is also pending. Other U.S. patents on HRK3 and templates have been filed.

     The Company received a license from the New Jersey Institute of Technology ("NJIT") for the patent right under a patent application assigned to it by Dr. Gordon and two other individuals relating to a refractive correction procedure based on the use of an isotonic waterjet, in the manner similar to PRK. Such patent application was subsequently denied by the United States Patent and Trademark Office and on August 15, 1996, such license agreement was terminated by the Company. NJIT has indicated in correspondence and discussions with the Company that it believes the Company's existing patent emanates from NJIT's technology. The Company believes NJIT's claims are without merit and has initiated an action to preclude NJIT from hindering or otherwise interfering in the Company's use of its patent. Such matter is in its earliest stages. Based on currently available evidence and information, the Company believes that it will prevail in this matter.

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

     A successful 510(k) notification results in the issuance of a letter from the FDA in which the FDA acknowledges the substantial equivalence of the reviewed device to a legally marketed device and clears the reviewed device for marketing to the public. The Company has received successful 510(k) notification with respect to its device to carry out HEK procedures. Under FDA regulations, the FDA has a 90-day period to respond to a 510(k) notification, although such response has been known to take longer.

     Based on a recommendation from the FDA, the Company intends to file three 510(k) notifications in 1998 in which the Company will seek to demonstrate that the HTK microkeratome is substantially equivalent to the currently available keratomes having a metal or diamond scalpel used for two types of lamellar keratoplasty and one use of the keratomes for treatment of pterygium. Under current FDA regulations, a microkeratome is defined as a device for shaving thin layers from the cornea and is classified as a Class I device, for which the simplest and quickest approval process is available. The Company will seek to demonstrate that, for the purpose of making lamellar, or substantially lamellar, corneal incisions, the waterjet scalpel and template included in the HTK microkeratome are substantially similar to a microkeratome with a metal or diamond scalpel.

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

COMPETITION

     The Company believes that primary competition for the HydroBrush(TM) Keratome will be hand-held, steel scalpels, and for the HydroBlade(TM) Keratome will be blade-based microkeratomes, all of which are mechanically scraped across the cornea to accomplish the removal of the epithelium, and other mechanical blades, which cut diseased tissue intended for removal. The use of such blades requires a high degree of skill and training and often does not produce satisfactory results.

     If permitted or otherwise approved by the FDA and other regulatory authorities, HRK using the Company's HydroBlade(TM) Keratome will compete with other corrective means for refractive problems, including eyeglasses, contact lenses, other refractive surgery procedures (such as RK, PRK and ALK), and other technologies under development, such as LASIK, refractive intraocular lenses (lenses which are inserted into the eye behind the cornea), intrastromal lenses (lenses which are inserted into the stroma), corneal rings (transparent circles of acrylic which are inserted within the cornea outside the vision zone in order to correct the curvature of the corneal surface) and injection of hydrogel materials into layers of corneal tissue to change the curvature of the cornea. The healthcare field is characterized by rapid technological change. At any time, competitors may develop and bring to market new products or surgical techniques with vision correction capabilities superior to those of the Company's products or which would otherwise render the Company's products obsolete.

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

     Other companies, most of which are larger and better financed than the Company, are engaged in refractive surgery research. Two companies, Summit Technology, Inc. ("Summit") and VISX Inc. ("VISX"), have received PMA approval on PRK and are profitable. In addition to Summit and VISX, there are a number of other large entities that currently market and sell laser systems overseas for use in refractive surgery, including Aesculap-Meditec GmbH, Chiron-Technolas and Schwind, each of Germany, and Nidek of Japan. Many of these companies have substantially greater financial, technical and human resources than the Company and may be better equipped to develop, manufacture and market their technologies. In addition, many of these companies have extensive experience in preclinical testing and human clinical studies. Certain of these companies may develop and introduce products or processes competitive with or superior to those of the Company. Furthermore, with respect to HEK and any other products the Company may, in the future, be permitted to commercially sell, it will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which the Company has no experience.

     The Company's competition will be determined in part by those refractive surgery technologies that are ultimately approved for sale by regulatory authorities. The relative speed at which the Company is able to develop the HRK microkeratome, complete the necessary governmental and regulatory approval processes, and manufacture and market commercial quantities thereof will be important competitive factors. The Company is aware of ongoing research at certain companies and institutions into a variety of procedures for corneal adjustment, as noted above, and refractive surgery, including waterjet technology under development by Visijet (Surgijet) Inc. Visijet (Surgijet) Inc. holds a patent for certain waterjet technology utilized in connection with the treatment of cataracts. Although Visijet (Surgijet) Inc. has not yet commercialized any products, it is possible that Visijet (Surgijet) Inc. or other companies will bring products to market prior to such time, if ever, that the Company is able to economically market commercial quantities of products.

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

EMPLOYEES

     As of December 31, 1997, the Company had sixteen full-time employees, the majority of whom were engaged in research and development activities. As of such date, the Company also had consulting arrangements with one medical consultant, one marketing consultant, one FDA consultant organization and two strategic planning and business development consultants. The Company's ability to design, develop, manufacture, market and sell its products successfully will depend to a large extent on its ability to attract and retain qualified personnel, for which competition is or may be intense. None of the Company's employees are represented by a union. The Company believes that its relations with its employees are satisfactory.

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


ITEM 2.  PROPERTIES.

     The Company leases approximately 7,358 square feet of research and development, manufacturing and office space in Edison, New Jersey. The term of the lease expires December 31, 1999. The base rent is $93,550 per year. In 1998, the Company began conducting certain pre-clinical research and development activities in facilities located at the Department of Veterans Affairs New Jersey Health Care System, East Orange, New Jersey ("VANJHCS"). The Company has agreed to pay fees to the VANJHCS based on the Company's usage of the facility. The Company believes the space currently available to it will be sufficient to meet the Company's requirements for the foreseeable future.


ITEM 3.  LEGAL PROCEEDINGS.

     There are no pending legal proceedings to which the Company is a party which, in the opinion of Company management, are likely to have a material adverse effect on the Company's financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.


                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF OUTSTANDING COMMON STOCK

     On August 14, 1996, the Company consummated its initial public offering (the "Offering") and, accordingly, issued and sold 1,071,429 units (the "Units"). Each Unit consisted of one share of common stock, $.001 par value of the Company (the "Common Stock"), and one redeemable Common Stock Purchase Warrant (the "Warrants") to purchase one share of Common Stock at $10.00 for a period of 24 months commencing on November 6, 1996. On September 13, 1996, the Company issued and sold 160,714 additional Units in connection with the underwriters' exercise of its over-allotment option. The Units, which became separable on November 6, 1996, began trading on the Over-the-Counter ("OTC") Bulletin Board on August 6, 1996. Prior to that date, there was no market for the Units.

     The following table sets forth the high and low bid quotations per Unit (symbol MJETU) for the periods indicated as reported by the OTC Bulletin Board. These quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

UNITS                                                            Bid
                                                                 ---

1996:                                                   High              Low
                                                        ----              ---

Period from August 6 through September 30, 1996        $8.25             $7.50

Fourth Quarter                                          8.50              6.75


The Common Stock and Warrants began trading on the OTC Bulletin Board on November 8, 1996. Prior to November 6, 1996, there was no market for the Common Stock or the Warrants. On December 31, 1997, there were approximately 47 holders of record of the Common Stock and 16 holders of record of the Warrants. The
Company estimates that approximately 1,149 holders of Common Stock are represented by nominees.

     The following table sets forth the high and low bid quotations per share of the Common Stock (symbol MDJTC) and the Warrants (symbol MDJTW) for the periods indicated as reported by the OTC Bulletin Board. These quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

COMMON STOCK                                                    Bid
                                                                ---

1996:                                                   High              Low
                                                        ----              ---

Period from November 8 through December 31, 1996       $7.375            $6.50

1997:

First Quarter                                           7.625             6.75
Second Quarter                                          8.625             7.625
Third Quarter                                           8.625             7.00
Fourth Quarter                                          8.875             7.125


WARRANTS

1996:

Period from November 8 through December 31, 1996       $1.50               .625

1997:

First Quarter                                           2.375             1.50
Second Quarter                                          2.375             2.25
Third Quarter                                           2.3125            2.00
Fourth Quarter                                          2.375             1.625


DIVIDENDS

     The Company has never paid a cash dividend on its Common Stock and does not presently anticipate doing so in the foreseeable future, but expects to retain earnings, if any, to finance operations.

USE OF PROCEEDS OF THE OFFERING

     Since the consummation of the Offering in August 1996 through December 31, 1997, the Company has applied net proceeds realized in the Offering (in the aggregate approximate amount of $5,600,000) in the following manner: $198,000 for the purchase and installation of machinery and equipment; $715,000 for the repayment of indebtedness; $973,000 for working capital; $50,000 for patent filings; and $2,240,000 for research and development and human clinical trials (which includes compensation expense attributable to employees performing solely research and development functions in the amount of $763,000); $1,490,000 for temporary investments, of which $1,112,000 is intended for research and development and human clinical trials and $378,000 for working capital, and all of which has been invested in short-term money market instruments. Other than repayment of certain indebtedness, in the aggregate amount of $415,000, none of such payments were made to directors, officers, general partners of the Company or their associates, to persons owning 10% or more of any class of equity securities of the Company, or to affiliates of the Company.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

     The Company, founded in December 1993, is engaged in the research and development of medical technology, with a current emphasis on opthalmic surgical technology and equipment and has developed a proprietary technology and derivative devices for corneal surgery. The Company expects, during 1998, to continue its research and development activities focusing principally on ophthalmic surgical technology and equipment and to commence early exploratory work on orthopedic applications of waterjet technology. The Company is a development stage company.

RESULTS OF OPERATIONS

     The Company has not yet initiated sales of its products and, consequently, had no revenues during the year ended December 31, 1997.

     Total expenses during the year ended December 31, 1997 increased by $1,391,780 (104.8%) to $2,719,991 from $1,328,211 for the prior year. This was primarily due to the net increase in staff (from an average of 10 full-time employees in 1996 to an average of fifteen full-time employees in 1997, with sixteen full-time employees at December 31, 1997) and an increase in professional fees and consultant costs as the Company continued its research and development activities and pursued regulatory filings and initial clinical trials. Expenses were also higher during 1997 due to increased purchases for materials, testing and analysis and greater insurance, occupancy costs (reflecting additional office and laboratory space assumed on April 1, 1996 and on January 1, 1997) and advertising expenses, which includes costs associated with the production of instructional and promotional materials for the Company's products.

     Other income/expense consists of interest income and interest expense. Interest income increased by $60,867 to $147,569 in 1997 from $86,702 in 1996. This increase is principally the result of income earned on the Company's short-term investments which were greater after the consummation of the Offering in August 1996. Interest expense decreased by $26,235 to $5,833 in 1997 from $32,068 in 1996. This decrease is principally the result of a reduction in interest charges on short-term borrowings made by the Company during 1996 which were repaid during the third quarter of 1996 and the second quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

     From its inception until the consummation of the Offering, the Company's liquidity requirements were met through private sales of Common Stock and short term borrowings from affiliates of the Company, including Dr. Eugene I. Gordon. All such loans were repaid utilizing proceeds of the Offering. The Company has no long-term indebtedness.

     As a result of the Offering, the Company's liquidity position improved significantly. However, as a result of operating losses incurred subsequent to the Offering, the Company's working capital was reduced to $1,334,270 at December 31, 1997.

     In connection with a private placement (the "Private Placement") of the Company's preferred stock commenced in the first quarter of 1998, the Company, through its placement agent, has raised approximately $1,100,000 as of April 13, 1998. These funds are escrowed and will be released following a closing. The Company anticipates that the net proceeds from the Private Placement, the remaining net proceeds from the Offering, as well as projected cash flows from operations, including fees the Company may earn from licensing its products, will be sufficient to meet the Company's 1998 working capital and planned capital expenditure requirements. There can, however, be no assurance that the Company will realize cash flow from operations within the time period projected by the Company, if ever.

     The Company's current strategy is to exclusively license its ophthalmology products. As of the date of filing of this Annual Report on Form 10-KSB, the Company has not entered into any agreement to license or otherwise commercially market any of its products. If the Company does not enter into such licensing arrangements, it will need to engage in the manufacture and marketing of its products. The Company has no volume manufacturing capacity or experience in manufacturing medical devices or other products. To be successful, the Company's proposed products must be manufactured in commercial quantities in compliance with regulatory requirements at acceptable costs. Production in clinical or commercial-scale quantities will involve technical challenges for the Company. If the Company is unable or elects not to pursue collaborative arrangements with other companies to manufacture certain of its potential products, the Company would be required to establish manufacturing capabilities. Establishing its own manufacturing capabilities would require significant scale-up expenses and additions to facilities and personnel. There can be no assurance that the Company would be able to obtain necessary regulatory approvals on a timely basis or at all. Delays in receipt of or failure to receive such approvals or loss of previously received approvals would have a material adverse effect on the Company. There can be no assurance that the Company will be able to develop clinical or commercial-scale manufacturing capabilities at acceptable costs or enter into agreements with third parties with respect to these activities. The Company's expected dependence upon third parties for the manufacture of its products may adversely affect the Company's profit margins and its ability to develop and deliver such products on a timely basis.
Moreover, there can be no assurance that such third parties will perform adequately, and any failures by third parties may delay the submission of products for regulatory approval, impair the Company's ability to deliver products on a timely basis or otherwise impair the Company's competitive position and any such failure could have a material adverse effect on the Company.

     If the Company does not enter into any licensing arrangements, it will undertake the marketing and sale of its own products. In such event, the Company intends to market and sell its products in the United States and certain foreign countries, if and when regulatory approval is obtained, through a direct sales force or a combination of a direct sales force and distributors. The Company currently has no marketing organization and has never sold a product. Establishing sufficient marketing and sales capability will require significant resources. There can be no assurance that the Company will be able to recruit and retain skilled sales management, direct salespersons or distributors, or that the Company's marketing or sales efforts will be successful. To the extent that the Company enters into distribution arrangements for the sale of its products, the Company will be dependent on the efforts of third parties. There can be no assurance that such efforts will be successful.

     If the Company is unable to realize cash flow from operations, the Company will be required to seek debt or additional equity financing to fund its operations. There can be no assurance that such additional financing will be available to the Company on commercially reasonable terms, if at all. If required additional financing is not available, the Company would be materially adversely affected and would be unable to maintain its current operations or otherwise carry out its business plan.


ITEM 7.           FINANCIAL STATEMENTS.

                                                                        Page No.

Independent Auditors' Report......................................         14

Balance Sheet as of December 31, 1997.............................         15

Statements of Operations for the years ended December 31, 1996 and
1997, and for the period from inception to December 31, 1997......         16

Statements of Stockholders' Equity for the period from inception
to December 31, 1997..............................................         17

Statements of Cash Flows for the years ended December 31, 1996 and
1997, and for the period from inception to December 31, 1997......         19

Notes to Financial Statements.....................................         20

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Medjet Inc. (A Development Stage Company):


      We have audited the accompanying balance sheet of Medjet Inc. (A Development Stage Company) as of December 31, 1997 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medjet Inc. (A Development Stage Company) as of December 31, 1997 and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.


                                         ROSENBERG RICH BAKER BERMAN & COMPANY


Maplewood, New Jersey
March 19, 1998, except for
 the "SUBSEQUENT EVENT" note
 to the financial statements
 which is dated April 13, 1998

                                   MEDJET INC.
                          (A Development Stage Company)
                                  Balance Sheet
                                December 31, 1997


          Assets
Current Assets
     Cash and cash equivalents                                      $ 1,491,040
     Prepaid expenses                                                    63,723
                                                                    ------------
Total Current Assets                                                  1,554,763
                                                                    ------------
Property and Equipment
     Leasehold improvements                                              21,286
     Histological equipment                                              13,773
     Ophthalmic equipment                                                35,151
     Office furniture                                                    19,458
     Lab furniture                                                       19,829
     Computer equipment                                                  77,428
     Optical equipment                                                   77,663
     Waterjet equipment                                                  46,320
     Software                                                            26,619
     Mechanical equipment                                                23,256
     Electronic equipment                                                 8,311
                                                                    ------------
                                                                        369,094
     Less - Accumulated depreciation                                    180,025
                                                                    ------------
          Total Property and Equipment                                  189,069
                                                                    ------------
Organization Costs - less accumulated amortization
     of $27,614                                                           9,773

Patents and Trademarks - less accumulated amortization
     of $8,897                                                          101,003
Security deposits                                                         7,650
                                                                    ------------
          Total Assets                                                1,862,258
                                                                    ============

          Liabilities and Stockholders' Equity
Current Liabilities
     Accounts payable and accrued expenses                              218,749
     Income taxes payable                                                   150
     Deferred rental obligation - current                                 1,594
                                                                    ------------
          Total Current Liabilities                                     220,493
     Deferred rental obligation, net of
          current portion                                                 3,698
                                                                    ------------
          Total Liabilities                                             224,191
                                                                    ============
Stockholders' Equity
     Common stock, $.001 par value, 7,000,000
          shares authorized, 3,708,719 shares
          issued and 3,674,930 shares outstanding                         3,709
     Preferred stock, $.01 par value, 1,000,000
          shares authorized, no shares issued                             -
     Additional paid-in capital                                       4,896,955
     Accumulated deficit (including deficit accumulated
          during development stage of $4,817,101 of
          which $1,556,204 was applied to additional
          paid-in capital upon conversion from an "S" to
          a "C" corporation)                                         (3,260,897)
     Less: Treasury stock, 33,789 shares, at cost                        (1,700)
                                                                    ------------
          Total Stockholders' Equity                                  1,638,067
                                                                    ------------
          Total Liabilities and Stockholders' Equity                $ 1,862,258
                                                                    ============


                    See notes to the financial statements.

                                   MEDJET INC.
                          (A Development Stage Company)
                            Statements of Operations


                                                                December
                                                                16, 1993
                                    Year Ended December 31,   (Inception)
                                 ---------------------------  to December
                                      1997         1996        31, 1997
                                 -----------------------------------------
Net Sales                        $        -     $       -     $       -
                                 -----------------------------------------

EXPENSES:
Salaries                              882,595       613,259     2,005,650
Consultant Fees                       389,960       138,203       614,263
Professional Fees                     354,506       126,042       528,963
Rent                                   98,148        49,405       189,332
Mechanical Supplies                   402,165        97,919       558,460
Depreciation                           76,585        56,313       180,025
Ophthalmology Research                 14,099        12,776        46,524
Insurance                             117,233        52,885       183,371
Amortization                           13,850         9,228        36,511
Travel                                 50,443        22,440        93,214
Payroll Taxes                          68,210        47,613       154,198
Optical Supplies                        2,602         3,932        12,080
Telephone                              22,678        10,810        43,172
Miscellaneous Expenses,
 Fees and Taxes                        26,488        21,882        62,762
Advertising                            83,099         5,663        91,866
Biological Supplies                    19,071         7,319        36,120
Freight                                21,351        14,479        43,243
Office Supplies                         7,261         8,375        21,462
Employee Welfare                       27,562        11,750        51,015
Electrical Supplies                       461         3,238         6,742
Chemical Supplies                      10,293         6,736        21,688
Payroll Processing Fees                 1,376         1,087         3,991
Bank Charges                              -             166           754
Postage                                 1,292         1,312         3,639
Blueprinting and Photostats            26,842         4,838        36,052
Security System                           794           471         1,607
Membership Fees                         1,020            70         1,180
                                 -----------------------------------------
                                    2,719,984     1,328,211     5,027,884
                                 -----------------------------------------
OTHER INCOME/(EXPENSE):
Interest Income                       147,569        86,702       249,534
Interest Expense                       (5,833)      (32,068)      (37,901)
                                 -----------------------------------------
                                      141,736        54,634       211,633
                                 -----------------------------------------

   Loss Before Income Tax          (2,578,248)   (1,273,577)   (4,816,251)

     Federal Income Tax                   -             -             -
     State Income Tax                     200           400           850
                                 -----------------------------------------
  Total Income Tax                        200           400           850
                                 -----------------------------------------

         Net Loss                $ (2,578,448)  $(1,273,977)  $(4,817,101)
                                 =========================================
   Net Loss Per Share            $      (0.70)  $     (0.43)  $     (1.71)
                                 =========================================

Weighted Average Common
  Shares Outstanding                3,660,609     2,936,075     2,816,697
                                 =========================================

                     See notes to the financial statements.

                                   MEDJET INC.
                          (A Development Stage Company)
                        Statement of Stockholders' Equity
     Period From December 16, 1993 (Date of Inception) to December 31, 1997



                                                          Total     Common
                                       Common   Price   Consider-    Stock        Paid-      Accum-
                                       Shares    Per      ation     ($.001         In        ulated    Treasury
       Date            Description     Issued   Share     Paid      Par Value)   Capital     Deficit    Stock
-------------------  --------------- --------- ------- ----------  ----------  ----------  ---------- --------
March 12, 1994       Share Issuance  $ 800,000  $0.10   $ 80,000     $  800     $ 79,200   $     -      $  -
April 21, 1994       Share Issuance     15,000   0.10      1,500         15        1,485         -         -
May 1, 1994          Share Issuance     63,000   0.10      6,300         63        6,237         -         -
May 25, 1994         Share Issuance     50,000   1.00     50,000         50       49,950         -         -
May 31, 1994         Share Issuance     25,000   1.00     25,000         25       24,975         -         -
June 6, 1994         Share Issuance     50,000   1.00     50,000         50       49,950         -         -
June 7, 1994         Share Issuance     50,000   1.00     50,000         50       49,950         -         -
June 13, 1994        Share Issuance     25,000   1.00     25,000         25       24,975         -         -
June 20, 1994        Share Issuance     25,000   1.00     25,000         25       24,975         -         -
July 28, 1994        Share Issuance     25,000   1.00     25,000         25       24,975         -         -
September 23, 1994   Share Issuance     45,002   6.00    270,012         45      269,967         -         -
October 20, 1994     Share Issuance     20,501   6.00    123,008         21      122,987         -         -
October 28, 1994     Share Issuance      2,500   6.00     15,000          2       14,998         -         -
November 10, 1994    Share Issuance     14,500   6.00     87,000         15       86,985         -         -
November 16, 1994    Share Issuance      2,501   6.00     15,004          2       15,002         -         -
Net Loss, Year Ended
  December 31, 1994                        -      -          -           -           -      (287,291)      -
                                     ---------  =====   --------     ------     --------   ---------    -----

Balance, December 31, 1994           1,213,004           847,824      1,213      846,611    (287,291)      -

August 8, 1995       Share Issuance      5,000  $6.00     30,000          5       29,995         -         -
August 28, 1995      Share Issuance      4,000   6.00     24,000          4       23,996         -         -
September 21, 1995   Share Issuance      5,000   6.00     30,000          5       29,995         -         -
September 29, 1995   Share Issuance      5,000   6.00     30,000          5       29,995         -         -
December 31, 1995    Share Issuance        833   6.00      5,000          1        4,999         -         -
December 31, 1995    Stock Split:
                     1.987538926-to-1
                     Share
                     Outstanding     1,217,475    -          -        1,217       (1,217)       -         -
Net Loss, Year Ended
   December 31, 1995                       -      -          -           -            -     (677,385)     -
                                     ---------  =====   --------     ------     --------   ---------    -----

Balance, December 31, 1995           2,450,312          $966,824     $2,450     $964,374   $(964,676)   $ -
                                     ---------  =====   --------     ------     --------   ---------    -----


                                      See notes to the financial statements.

                                   MEDJET INC.
                          (A Development Stage Company)
                        Statement of Stockholders' Equity
     Period From December 16, 1993 (Date of Inception) to December 31, 1997



                                                                     Total      Common
                                                Common     Price   Consider-    Stock         Paid-         Accum-
                                                Shares     Per       ation      ($.001          In          ulated      Treasury
     Date             Description               Issued     Share     Paid      Par Value)     Capital       Deficit      Stock
----------------     --------------            ---------  -------  ----------  ----------  ------------  -------------  --------
Balance, December 31, 1995, brought forward    2,450,312           $  966,824    $2,450    $   964,374   $   (964,676)  $    -
August 6, 1996       Share Issuance            1,071,429   $5.60    6,000,002     1,071      5,998,931            -          -
September 3, 1996    Share Issuance              160,714    5.60      899,998       161        899,838            -          -
Reclassification of deferred offering costs          -       -            -         -       (1,436,052)           -          -
Acquisition of treasury shares                       -       -            -         -              -              -      (1,700)
Reclassification of accumulated deficit for
  change from S corporation to C corporation         -       -            -         -       (1,556,204)     1,556,204        -
Net Loss, Year Ended December 31, 1996               -       -            -         -              -       (1,273,977)       -
                                               ---------  -------  ----------  ----------  ------------  -------------  --------

Balance, December 31, 1996                     3,682,455            7,866,824     3,682      4,870,887       (682,449)   (1,700)

July 18, 1997        Share Issuance               21,800    0.05        1,097        22          1,075            -          -
July 24, 1997        Share Issuance                4,464    5.60       24,998         5         24,993            -          -
Net Loss, Year Ended December 31, 1997               -       -            -         -              -       (2,578,448)       -
                                               ---------  =======  ----------  ----------  ------------  -------------  --------

Balance, December 31, 1997                     3,708,719            7,892,919     3,709      4,896,955     (3,260,897)   (1,700)
                                               =========           ==========  ==========  ============  =============  ========


                                See notes to the financial statements.

                                   MEDJET INC.
                          (A Development Stage Company)
                            Statements of Cash Flows


                                                                                          December
                                                                                          16, 1993
                                                            Year Ended December 31,    (Inception) to
                                                           --------------------------      December
                                                                1997         1996          31, 1997
                                                           ------------  ------------  --------------
Cash Flows From Operating Activities:
Net loss                                                   $(2,578,448)  $(1,273,977)   $(4,817,101)

Adjustments to Reconcile Net Loss to
     Net Cash Used by Operating Activities:
          Depreciation and amortization                         90,435        65,541       216,536
          (Increase) Decrease in accounts receivable             2,083        (2,083)          -
          (Increase) Decrease in prepaid expenses              (17,131)      (44,049)     ( 63,723)
          Increase (Decrease) in accounts payable
             and accrued expenses                               41,227       112,769       218,749
          Increase (Decrease) in accrued interest payable       (7,167)        7,167           -
          Increase in income taxes payable                         -             -             150
          Increase in deferred rental obligation                 5,292           -           5,292
                                                           ------------  ------------  --------------
Net Cash (Used) by Operating Activities                     (2,463,709)   (1,134,632)   (4,440,097)
                                                           ------------  ------------  --------------

Cash Flows From Investing Activities:
     Redemptions of marketable securities                          -             -         320,605
     Cash purchases of marketable securities                       -             -        (320,605)
     Cash purchases of property, plant & equipment             (94,542)     (153,921)     (369,094)
     Cash purchase of organization costs                           -             -         (37,387)
     Cash payments for patents and trademarks                  (53,789)      (36,706)     (109,900)
     Cash payments for security deposits                           -          (3,948)       (7,650)
                                                           ------------  ------------  --------------
Net Cash (Used) by Investing Activities                       (148,331)     (194,575)     (524,031)
                                                           ------------  ------------  --------------

Cash Flows From Financing Activities:
     Proceeds from issuance of common stock and
        initial public offering                                 26,095     5,500,214     6,456,868
     Purchase of treasury stock                                    -          (1,700)       (1,700)
     Proceeds from officer loans                                   -         165,000       321,000
     Repayment of officer loans                               (165,000)     (150,000)     (321,000)
     Proceeds from notes payable                                   -         400,000       400,000
     Repayment of notes payable                                    -        (400,000)     (400,000)
                                                           ------------  ------------  --------------
Net Cash (Used) Provided by Financing Activities              (138,905)    5,513,514     6,455,168
                                                           ------------  ------------  --------------

Net Increase (Decrease) in Cash and Cash Equivalents        (2,750,945)    4,184,307     1,491,040
Cash and Cash Equivalents at Beginning of Period             4,241,985        57,678           -
                                                           ------------  ------------  --------------
Cash and Cash Equivalents at End of Period                   1,491,040     4,241,985     1,491,040
                                                           ============  ============  ==============

  SUPPLEMENTAL DISCLOSURES OF
       CASH FLOW INFORMATION:
Cash paid for:
     Income taxes                                           $     200     $      200    $     650
                                                           ============  ============  ==============
     Interest expense                                       $  13,000     $   24,901    $  37,901
                                                           ============  ============  ==============


                                          See notes to the financial statements.



                                   Medjet Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Organization
                  Medjet Inc. (the "Company") is a development stage company incorporated in the State of Delaware on December 16, 1993. The Company was organized as a medical device company with the goal of developing, manufacturing and selling new cutting, drilling, layer removal and shaping tools for a variety of surgical procedures. The core technology is based on small-diameter, fluid or ice microjets moving at high speeds. The Company believes that such jets will bring new surgical capability and performance to the clinic or operating room. The initial product area is devices for surgical use in ophthalmology.

                  On August 14, 1996, the Company consummated its initial public offering (the "Offering") and, accordingly, issued and sold to the public 1,071,429 Units (the "Units"), each Unit consisting of one share of common stock, $.001 par value, of the Company (the "Common Stock"), and one redeemable Common Stock Purchase Warrant (the "Warrants") to purchase one share of Common Stock at $10.00 for a period of 24 months commencing on November 6, 1996 (see "Warrants" note). In conjunction with an over-allotment option granted to the underwriter of the
                  Offering, the Company issued and sold an additional 160,714 Units on September 13, 1996. The Units were separated on November 6, 1996 and the Common Stock and the Warrants began trading on November 8, 1996.

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

                                   Medjet Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

         Amortization
                  Organization costs are being amortized over sixty months on a straight-line basis. Total amortization for the years ended December 31, 1997 and 1996 was $7,477 and $7,476, respectively.

                  Patents are being amortized over seventeen years on a straight-line basis. These costs will be expensed if and when it is concluded that non-approval or no future economic benefits are probable. Total amortization for the years ended December 31, 1997 and 1996 was $6,373 and $1,752, respectively.

         Net Loss Per Share
                  Net loss per share, in accordance with the provisions of Financial Accounting Standards No. 128, "Earnings Per Share," is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Common stock equivalents have not been included in this computation as the effect would be anti-dilutive.

         Income Taxes
                  In accordance with the provisions of Financial Accounting Standards No. 109, "Accounting for Income Taxes," deferred taxes are recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, the benefit for income taxes has been offset entirely by a valuation allowance against the related deferred tax asset for the year ended December 31, 1997.

                  Pursuant to the Offering (see "Nature of Organization" note), the Company's status changed from an "S" corporation to a "C" corporation for Federal income tax purposes. Accordingly, the deficits accumulated during the development stage were charged against additional paid-in capital.

                                   Medjet Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

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

CONCENTRATIONS OF CREDIT RISK

         The Company maintains cash balances in several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000, of which the Company's accounts may, at times, exceed the federally insured limits.

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

STOCK OPTION PLAN

         On October 31, 1994, the Company adopted its 1994 Stock Option Plan (the "Plan"). The Plan provides that certain options to purchase the Company's common stock granted thereunder are intended to qualify as "incentive stock options" within the meaning of Section 422A of the United States Internal Revenue Code of 1986, while non-qualified options may also be granted under the Plan. The initial plan and subsequent amendments provide for authorization of up to 449,688 and 249,688 shares at December 31, 1997 and 1996, respectively. The option price per share of stock purchasable under an Incentive Stock Option shall be determined at the time of grant but shall not be less than 100% of the Fair

                                   Medjet Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements

STOCK OPTION PLAN -- (Continued)

         Market Value of the stock on such date, or, in the case of a 10% Stockholder, the option price per share shall be no less than 110% of the Fair Market Value of the stock on the date an Incentive Stock Option is granted to such 10% Stockholder.

                                                     Qualified and Non-Qualified
                                                        Shares Under Option
                                                            December 31,
                                                     ---------------------------
                                                          1997            1996
                                                     --------------     --------
             Outstanding, beginning of year              87,520         39,750
              Granted during the year                    67,500         47,770
              Canceled during the year                  (37,000)          -
              Exercised during the year at $.05         (21,800)          -
                 per share                              -------        ---------
              Outstanding, end of year (at prices
                 ranging from $.05 to $8.47 per          96,220        87,520
                 per share                             =========       =========

              Eligible, end of year for exercise
                 prices ranging from $.05 to $8.37
                 per share)                              23,091        33,725
                                                       =========       =========

         At December 31, 1997, the weighted average exercise price and weighted average remaining contractual life is $5.56 per share and 8 years 81/2 months, respectively.

         At December 31, 1997 and 1996, there were 331,668 and 162,168 shares, respectively, reserved for future grants.

                                   Medjet Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements


WARRANTS

         The Company issued common stock purchase warrants separately and as a part of the Offering (see "Nature of Organization") as follows:

                              Exercise      Exercise Term
         Date of     No. of   Price Per  --------------------
          Grant      Shares     Share     Start    Expiration   Vesting Rights
         -------     ------   ---------  --------  ----------  ----------------
         05/20/96     97,389   $  3.37   05/20/96  05/20/01     25% per year
         07/19/96      4,464      5.60   07/19/96  07/19/99     50% at issue,
                                                                  balance after
                                                                  one year
         08/14/96  1,071,429     10.00   11/06/96  11/06/98    100% on 11/06/96
         08/14/96    107,143     10.00   08/06/97  08/06/99    100% on 08/06/97
         09/13/96    160,714     10.00   11/06/96  11/06/98    100% on 11/06/96
                   ----------
                   1,441,139   Outstanding at December 31, 1996
                      (4,464)  Exercised during the year at $5.60 per share
                   ---------
                   1,436,675   Outstanding at December 31, 1997
                   =========

         At  December  31,  1997  and  1996,  there were 1,363,633 and 1,341,518 shares eligible for exercise at prices ranging from $3.37 to $10.00 per share.

RETIREMENT PLAN

         The Company sponsors a qualified 401(k) plan covering substantially all full time employees under which eligible employees can defer a portion of their annual compensation. The Company currently makes no matching contribution to the plan.

                                   Medjet Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements


INCOME TAXES

         The income tax provision is comprised of the following for the years ended December 31, 1997 and 1996:

                  State current provision                     $200         $400
                                                              ====         ====

         The Company's total deferred tax asset and valuation allowance at December 31, 1997 are as follows:

                  Total deferred tax asset                    $1,236,000
                  Less valuation allowance                    (1,236,000)
                                                              ----------
                  Net deferred tax asset                      $       -
                                                              ==========

         The Company has available approximately $4,547,331 net operating losses to carryforward which may be used to reduce future State taxable income available through December 31, 2002 and approximately $2,904,139 of net operating losses to carryforward which may be used to reduce future Federal taxable income available through December 31, 2010.

OPERATING LEASES

         The Company leases its building and office space and automobiles.

         The following is a schedule by years of future minimum lease payments as of December 31, 1997 under operating leases that have initial or remaining non-cancelable lease terms in excess of one year:

                  Year Ended December 31,
                                    1998                      $ 97,090
                                    1999                        95,654
                                                              --------
                           Total Minimum Lease
                             Payments Required                $192,744
                                                              ========

                                   Medjet Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements


OPERATING LEASES -- (Continued)

         Rent expense under the operating leases totaled $98,148 and $49,405 for the years ended December 31, 1997 and 1996, respectively.

         Beginning in 1997, the lease for the building and office space has an annual escalation factor. The above rental commitments reflect the periods during which the actual obligations arise (per the lease agreement). Rental expense has been charged to operations on a straight-line basis. The associated deferred rental obligation liability of $5,292 is presented in the balance sheet as a current liability of $1,594 and a long-term liability of $3,698 at December 31, 1997.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         Cash, accounts payable and accrued expenses
                  The carrying amount approximates fair value because of the short term maturity of these instruments.

         Limitations
                  Fair value estimates are made at a specific point in time, based on relevant information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

EMPLOYMENT AGREEMENTS

         Effective March 15, 1996, the Company entered into an employment agreement with its President - Technology Development, for an initial term of three years. The agreement, which was amended effective as of January 1, 1997, provides for a base compensation of $160,000 per year, bonuses aggregating a maximum of $75,000 for 1997 based upon the attainment of certain goals and other additional compensation as may be determined by the Board of Directors (without his participation) in its sole discretion. The Board of Directors (without his participation) may also increase such base compensation in its sole discretion.

                                   Medjet Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements


EMPLOYMENT AGREEMENTS -- (Continued)

         The agreement may be terminated for cause and contains proprietary information, invention and non-competition provisions which prohibit disclosure of any of the Company's proprietary information and preclude competition with the Company for two years after termination of employment. The Company has procured life insurance in the amount of $1 million to compensate it for the loss, through death or disability, of the Company's President - Technology Development.

         Effective March 16, 1996, the Company entered into an employment agreement with its Vice President - Finance and Human Resources, for an indefinite term. The agreement, which was amended effective as of January 1, 1997, provides for a base compensation of $101,100 per year. The agreement may be terminated by either party at any time upon two weeks' prior notice and contains proprietary information, invention and non-competition provisions which prohibit disclosure of any of the Company's proprietary information and preclude competition with the Company for two years after termination of employment.

SUBSEQUENT EVENT

         In connection with a private placement of the Company's preferred stock, the Company, through its placement agent, as of April 13, 1998, has raised approximately $1,100,000. The funds are escrowed and will be released following a closing.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The information appearing under the captions "Election of Directors," "Certain Transactions" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement") is incorporated herein by reference.

ITEM 10.          EXECUTIVE COMPENSATION.

     Information appearing under the caption "Executive Compensation" in the 1998 Proxy Statement is incorporated herein by reference.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

     Information appearing under the caption "Security Ownership of Beneficial Owners and Management" in the 1998 Proxy Statement is incorporated herein by reference.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information appearing under the caption "Certain Transactions" in the 1998 Proxy Statement is incorporated herein by reference.


                                     PART IV

ITEM 13.          EXHIBIT LIST, AND REPORTS ON FORM 8-K.

(A) Reports on Form 8-K.

     None.

(B)  Index to Exhibits

     The following is a list of all Exhibits filed as part of this Report:




           Exhibit                            Description of
           Number                                Document
           ------                                --------

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

            +10.2 Employment Agreement between the Registrant and Thomas M. Handschiegel, dated as of March 18, 1996 (incorporated herein by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form SB-2, Registration No. 333-3184).

             10.3 Consulting Agreement between the Registrant and Joseph F. Carroll, III, dated as of April 1994 (incorporated herein by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form SB-2, Registration No. 333-3184).

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

            +10.7 Amendment, dated January 1, 1997, to the Employment Agreement between the Registrant and Eugene I. Gordon, dated as of March 15, 1996 (incorporated herein by reference to Exhibit 10.7 to the Registrant's Form 10-KSB for the year ended December 31, 1996).

            +10.8    Amendment,   dated  January  1,  1997,  to  the  Employment
                     Agreement between the Registrant and Thomas M. Handschiegel, dated as of March 18, 1996 (incorporated herein by reference to Exhibit 10.8 to the Registrant's Form 10-KSB for the year ended December 31, 1996).

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

             10.11 Second Amendment to Lease between the Registrant and BCE Associates, L.P., dated December 13, 1996 (incorporated herein by reference to Exhibit 10.11 to the Registrant's Form 10-KSB for the year ended December 31, 1996).

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

             10.14 Promissory Note from the Registrant in favor of Eugene I. Gordon in the principal amount of $100,000, dated May 28, 1996 (incorporated herein by reference to Exhibit 10.22 to the Registrant's Registration Statement on Form SB-2, Registration No. 333-3184).

             10.15 Promissory Note from the Registrant in favor of Eugene I. Gordon in the principal amount of $65,000, dated June 26, 1996 (incorporated herein by reference to Exhibit 10.23 to the Registrant's Registration Statement on Form SB-2, Registration No. 333-3184).

             10.16 Consulting Agreement between the Registrant and Ophthalmic Research Associates, Inc., dated as of July 1, 1996 (incorporated herein by reference to Exhibit 10.16 to the Registrant's Form 10-KSB for the year ended December 31,
                     1996).

             *11     Computation of Net (Loss) Per Common Share.

            *24.1    Power of Attorney (included on signature page).

            *27.1    Financial Data Schedule - December 31, 1997.

            *27.2    Financial Data Schedule - December 31, 1996 (Restated).

-----------------------
+ Management contract or compensatory plan or arrangement.
*  Filed herewith.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 15th day of April 1998.

                             MEDJET INC.



                             By: /s/Eugene I. Gordon
                                 -------------------
                                 President - Technology Development and Chairman
                                  of the Board


         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Eugene I. Gordon and Thomas M. Handschiegel, and each of them individually, his true and lawful attorney-in-fact, proxy and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to act on, sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, proxies and agents, and each of them individually, full power and authority to do and perform each and every act and thing necessary and appropriate to be done in and about the premises, as fully as he might or could do in person, hereby approving, ratifying and confirming all that said attorneys-in-fact, proxies and agents or any of his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 15th day of April 1998.

        Signature                                               Title(s)
        ---------                                               --------


     /s/ Eugene I. Gordon                           President - Technology
----------------------------------                  Development  and Chairman of
       Eugene I. Gordon                             the Board


    /s/ Thomas M. Handschiegel                      Vice President - Finance and
----------------------------------                  Human Resources
      Thomas M. Handschiegel


    /s/ James R. Adwers                             Director
----------------------------------
      James R. Adwers


    /s/ James J. Bialek                             Director
----------------------------------
      James J. Bialek


                                                    Director
----------------------------------
      Robert G. Donovan


   /s/ Sanford J. Hillsberg                         Director
----------------------------------
     Sanford J. Hillsberg

           Exhibit                            Description of
           Number                                Document
           -------                               --------

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

            +10.2 Employment Agreement between the Registrant and Thomas M. Handschiegel, dated as of March 18, 1996 (incorporated herein by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form SB-2, Registration No. 333-3184).

             10.3 Consulting Agreement between the Registrant and Joseph F. Carroll, III, dated as of April 1994 (incorporated herein by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form SB-2, Registration No. 333-3184).

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

            +10.7 Amendment, dated January 1, 1997, to the Employment Agreement between the Registrant and Eugene I. Gordon, dated as of March 15, 1996 (incorporated herein by reference to Exhibit 10.7 to the Registrant's Form 10-KSB for the year ended December 31, 1996).

            +10.8    Amendment,   dated  January  1,  1997,  to  the  Employment
                     Agreement between the Registrant and Thomas M. Handschiegel, dated as of March 18, 1996 (incorporated herein by reference to Exhibit 10.8 to the Registrant's Form 10-KSB for the year ended December 31, 1996).

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

             10.11 Second Amendment to Lease between the Registrant and BCE Associates, L.P., dated December 13, 1996 (incorporated herein by reference to Exhibit 10.11 to the Registrant's Form 10-KSB for the year ended December 31, 1996).

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

             10.14 Promissory Note from the Registrant in favor of Eugene I. Gordon in the principal amount of $100,000, dated May 28, 1996 (incorporated herein by reference to Exhibit 10.22 to the Registrant's Registration Statement on Form SB-2, Registration No. 333-3184).

             10.15 Promissory Note from the Registrant in favor of Eugene I. Gordon in the principal amount of $65,000, dated June 26, 1996 (incorporated herein by reference to Exhibit 10.23 to the Registrant's Registration Statement on Form SB-2, Registration No. 333-3184).

             10.16 Consulting Agreement between the Registrant and Ophthalmic Research Associates, Inc., dated as of July 1, 1996 (incorporated herein by reference to Exhibit 10.16 to the Registrant's Form 10-KSB for the year ended December 31,
                     1996).

             *11     Computation of Net (Loss) Per Common Share.

            *24.1    Power of Attorney (included on signature page).

            *27.1    Financial Data Schedule - December 31, 1997.

            *27.2    Financial Data Schedule - December 31, 1996 (Restated).

-----------------------
+ Management contract or compensatory plan or arrangement.
*  Filed herewith.