Form 10KSB/A
period 1997-12-31
MEDJET INC
filed 1998-04-30
CIK 932265

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                               FORM 10-KSB/A NO. 1
                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
                        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM TO

                        COMMISSION FILE NUMBER : 1-11765

                                   MEDJET INC.
              (EXACT NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

             DELAWARE                                    98-0160214
   (STATE OR OTHER JURISDICTION             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 OF INCORPORATION OR ORGANIZATION)


                     1090 KING GEORGES POST ROAD, SUITE 301
                            EDISON, NEW JERSEY 08837

          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)


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

     CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-B NOT CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB [X].

     ISSUER'S REVENUES FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 WERE $0.0.

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE ISSUER AS OF APRIL 27, 1998 WAS APPROXIMATELY $13,844,500.

     AS OF APRIL 27, 1998, 3,686,280 SHARES OF THE ISSUER'S COMMON STOCK, PAR VALUE $0.001 PER SHARE, WERE OUTSTANDING.

DOCUMENTS INCORPORATED BY REFERENCE.   NONE.
  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES ___  NO __X__.
================================================================================

     The information required by Part III (Items 9, 10, 11 and 12) of the undersigned Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 (the "Annual Report"), filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), was to be incorporated by reference to the definitive Proxy Statement for the 1998 Annual Meeting of Stockholders of the Company, which Proxy Statement was to be filed pursuant to Regulation 14A under the Exchange Act within 120 days following the end of the Company's fiscal year as permitted under General Instruction E of Form 10-KSB ("Instruction E"). However, the definitive Proxy Statement will not be filed within such period. Accordingly, pursuant to Instruction E, the Company hereby amends Items 9, 10, 11 and 12 of the Annual Report as follows:


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The following table sets forth certain information as of April 29, 1998 with respect to each person who is a director or executive officer of the
Company:



      NAME                     AGE                 POSITION
     -----                    ----                 --------

Eugene I. Gordon, Ph.D          67     President-Technology Development and
                                       Chairman of the Board

Thomas M. Handschiegel          51     Vice President-Finance and Human
                                       Resources and Secretary

James R. Adwers                 54     Director

James J. Bialek                 49     Director

Robert G. Donovan               59     Director

Sanford J. Hillsberg            49     Director


         DR. EUGENE I. GORDON, is the founder and President-Technology Development of the Company and has been a Director and Chairman of the Board since the Company's inception in December 1993. He is an inventor of the Company's hydro-epithelial keratoplasty ("HEK"), hydro-therapeutic keratoplasty ("HTK") and hydro-refractive keratoplasty ("HRK") technology. From 1987 to 1988, Dr. Gordon served as a Senior Vice President and Director of Research Laboratories for Hughes Aircraft Co. of Malibu, California. Dr. Gordon has served as an adjunct professor in the department of Ophthalmology at the University of Medicine and Dentistry of New Jersey since 1994. Dr. Gordon form 1990 to 1995 was a professor in the Department of Electrical and Computer Engineering at the New Jersey Institute of Technology. Prior to 1990, Dr. Gordon was Laboratory Director for AT&T Bell Laboratories and the founder of Lytel Incorporated, a manufacturer of lasers and optical transmission subsystems which is a wholly-owned subsidiary of AMP Incorporated. Dr. Gordon has done extensive research on laser and opto-electronic systems, is a named inventor under approximately 70 United States patents and has published widely on those subjects. He is an elected member of the National Academy of Engineering and has been awarded the Edison Medal of the Institute of Electrical and Electronic Engineers, among a number of other prestigious awards.

         THOMAS M. HANDSCHIEGEL, has been an executive officer of the Company since March 1996. From November 1995 to March 1996, Mr. Handschiegel served as Senior Managing Director of Gruntal & Co. Incorporated. From 1994 to November 1995, Mr. Handschiegel was self-employed as an independent financial consultant. From 1993 to 1994, he served as Senior Vice President and Division Financial Officer, Industry Services Group for Cowen & Company. From 1989 to 1993, Mr.

Handschiegel served as Vice President, Comptroller and Chief Accounting Officer for Discount Corporation of New York. Mr. Handschiegel is a Certified Public Accountant.

         JAMES R. ADWERS, has been a Director of the Company since October 1997. Mr. Adwers is Vice President - Medical Affairs at C.R. Bard, Inc. where he has served in various capacities since 1995. From 1992 to 1995, Mr. Adwers was Corporate Medical Director, Acute Care, in the Surgical Products Division of Becton Dickinson and Company. Prior to 1992, Mr. Adwers was with Technomed International, Inc.

         JAMES J. BIALEK, has been a Director of the Company since May 1997. Mr. Bialek is Director of Development and Planning at Becton Dickinson and Company, where he has served in various capacities since 1973.

         ROBERT G. DONOVAN, has been a Director of the Company since April 1997. Mr. Donovan is a business consultant specializing in healthcare and consumer products and served as the Company's interim PresidentCommercial Operations from December 1997 to February 1998. From 1985 to 1995, Mr. Donovan served in various capacities at Sandoz Pharmaceutical Corporation, most recently as Senior Vice President and head of consumer pharmaceuticals.

         SANFORD J. HILLSBERG, has been a Director of the Company since August 1996. Mr. Hillsberg has been engaged in the private practice of corporate law since 1973 and is currently the managing partner of Troy & Gould Professional Corporation in Los Angeles, California. From 1983 to 1993, he served as a director and Vice President of Medco Research Inc., a publicly-traded pharmaceutical research and development company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's directors, certain officers and persons holding more than 10% of a registered class of the Company's equity securities to file reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "Commission"). Directors, certain officers and greater than 10% stockholders are also required by Commission regulations to furnish the Company with copies of all such reports that they file. Based on its review of copies of such forms provided to the Company, the Company believes that all filing requirements were complied with on a timely basis during the year ended December 31, 1997.


ITEM 10.  EXECUTIVE COMPENSATION.

COMPENSATION OF DIRECTORS

         Directors who are officers or employees of the Company receive no additional compensation for service as a member of the Board of Directors or any committees thereof. Upon the election of an outside director to the Board of Directors, options to purchase 5,000 shares of Common Stock are granted to such director pursuant to Medjet Inc.'s 1994 Stock Option Plan, as amended and restated (the "Stock Option Plan"). The number of shares subject to the options is pro-rated if the outside director is elected to the Board of Directors at a time other than the annual meeting of the Company's stockholders. Immediately after each annual meeting of the Company's stockholders, each outside director serving on the Board of Directors is entitled to receive options pursuant to the Stock Option Plan to purchase 5,000 shares of the Company's Common Stock, par value $.001 per share (the "Common Stock"). The exercise price of all options is granted to directors equal to the fair market value per share of the Common Stock on such date of grant. The options vest, PROVIDED, that such director has served through such date, upon the earlier of one year from the date of grant or the day immediately preceding the subsequent annual meeting of the Company's stockholders. Outside directors are also reimbursed for out-of-pocket expenses incurred in connection with attendance of meetings of the Board. In 1997, Messrs. Adwers, Bialek, Donovan and Hillsberg received options to purchase 3,000, 5,500, 6,000 and 5,000 shares of Common Stock, respectively. The exercise price of such options ranged from $7.63 to $8.47 per share.

SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to, the Company's President - Technology Development, with respect to the years ended December 31, 1997 and 1996 and the only other executive officer of the Company whose cash and cash equivalent compensation exceeded $100,000 during the last fiscal year (collectively, the "Named Executive Officers").


                                                                                  OTHER ANNUAL            ALL OTHER
NAME AND PRINCIPAL POSITION       YEAR         SALARY          BONUS(S)         COMPENSATION($)     COMPENSATION ($)
---------------------------       ----         ------          --------         ---------------     ----------------

Eugene I. Gordon                   1997        $169,900         $25,000           $   (1)              $2,394(2)
   President-Technology            1996         122,617              --               (1)               1,200(2)
   Development and Chairman
   of the Board

Thomas M. Handschiegel             1997        $101,100               --          $   (1)               $ 412(2)
   Vice President-Finance          1996          76,408               --              (1)                  97(2)
   and Human Resources
   and Secretary


-----------------------------------

(1) Consists of perquisites in an amount less than the applicable reporting threshold. (2) Consists of payment of annual life insurance premiums.

STOCK OPTION GRANTS

     No options to purchase Common Stock were granted by the Company to the Named Executive Officers during 1997.

YEAR-END VALUE TABLE

     The following table sets forth information regarding the number and year-end value of unexercised options held at December 31, 1997 by each of the Named Executive Officers. No stock options were exercised by the Named Executive Officers during fiscal 1997.


                                                1997 OPTION VALUES

                                                NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                                               UNDERLYING UNEXERCISED               "IN-THE-MONEY" (1)
                                                 OPTIONS AT FISCAL                  OPTIONS AT FISCAL
                                                    YEAR-END (#)                       YEAR-END ($)
NAME                                         EXERCISABLE/UNEXERCISABLE          EXERCISABLE/UNEXERCISABLE
----                                         -------------------------          -------------------------

Eugene I. Gordon..........................               0/0                               $--/$--
Thomas M. Handschiegel....................          3,333/6,667                         5,083/10,167


------------

(1) Options are "in-the-money" if the fair market value of the underlying securities exceeds the exercise price of the options. The amounts set forth represent the difference between $7.125 per share, the fair market value of the Common Stock issuable upon exercise of options at December 31, 1997, and the exercise price of the option, multiplied by the applicable number of options.

EMPLOYMENT AGREEMENTS

     Effective as of March 15, 1996, the Company entered into an employment agreement with Eugene I. Gordon as President, for an initial term of three years. The agreement, which was amended effective as of January 1, 1997, provides for base compensation of $169,600 per year, including certain automobile allowances, bonuses aggregating a maximum of $75,000 for 1997 based upon the attainment of certain goals and other additional compensation as may be determined by the Board of Directors (without the participation of Dr. Gordon) in its sole discretion. The Board of Directors (without the participation of Dr. Gordon) may also increase such base compensation in its sole discretion. The agreement may be terminated for cause and contains proprietary information, invention and non-competition provisions which prohibit disclosure of any of the Company's proprietary information and preclude Dr. Gordon's competition with the Company for a period of two years after the termination of his employment with the Company. The Company has procured life insurance in the amount of $1 million to compensate it for the loss, through death or disability, of Dr. Gordon.

     Effective as of March 18, 1996, the Company entered into an employment agreement with Thomas M. Handschiegel as Vice President-Finance and Human
Resources and Secretary, for an indefinite term. The agreement, which was amended effective January 1, 1997, provides for base compensation of $101,100 per year. The agreement may be terminated by either party at any time upon two weeks' prior notice and contains proprietary information, invention and non-competition provisions which prohibit disclosure of any of the Company's proprietary information and preclude Mr. Handschiegel's competition with the Company for a period of two years after termination of his employment with the Company.

1994 STOCK OPTION PLAN

     In 1994, the Board of Directors adopted and the Company's stockholders approved the Stock Option Plan. The Stock Option Plan was subsequently amended and restated in 1997.

     PARTICIPATION. Under the Stock Option Plan, options to purchase shares of Common Stock of the Company may be granted only to employees (including officers) and directors of the Company or individuals who are rendering services to the Company as consultants, advisors or other independent contractors.

     SHARES AVAILABLE FOR AWARDS. The total number of shares of Common Stock (either authorized and unissued shares or treasury shares) for which options may be granted pursuant to the Stock Option Plan is 449,688, subject to adjustment for stock splits, stock dividends, recapitalizations and similar events. In the event that any outstanding option for any reason expires or is terminated or canceled and/or shares of Common Stock subject to repurchase are repurchased by the Company, the shares allocable to the unexercised portion of such option or repurchased shares, may again be subject to an option grant.

     AWARDS. The Stock Option Plan authorizes grants of incentive stock options ("ISOs"), as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and non-statutory (nonqualified) stock options. Under the Stock Option Plan, all options must be granted, if at all, within 10 years from the date the Stock Option Plan was adopted by the Board of Directors of the Company. The Stock Option Committee of the Board of Directors, which administers the Stock Option Plan, shall set, including by amendment of an option, the time or times within which each option shall be exercisable or the event or events upon the occurrence of which all or a portion of each option shall be exercisable and the term of each option; provided, however, that (i) no option shall be exercisable after the expiration of 10 years after the date such option is granted and (ii) no ISO granted to an optionee who at the time the option is granted owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company within the meaning of Section 422(b)(6) of the Code (a "Ten Percent Owner Optionee") shall be exercisable after the expiration of five years after the date such option is granted. As of the date here, non-statutory stock options to purchase a total of 44,550 shares of Common Stock have been granted and are outstanding and ISOs to purchase a total of 24,475 shares of Common Stock have been granted and are outstanding. Pursuant to agreements made between the Company and the underwriter of the Company's initial public offering, the Company has agreed not to issue options to purchase more than 225,000 shares of Common Stock during a two year period expiring August 6, 1998 without such underwriter's prior written consent. The Company has further agreed that during such period it would not issue options to purchase more than 50,000 shares of Common Stock having an exercise price less than the fair market value of the Common Stock on the date of grant. Additionally, the Company also agreed that any options granted during such period would vest no earlier than one year from the date of grant. The Stock Option Plan provides that (i) the exercise price per share for an ISO shall not be less than the fair market value, as determined by the Stock Option Committee, of a share of Common Stock on the date of the grant; and (ii) no ISO granted to a Ten Percent Owner Optionee shall have an exercise price per share less than 110% of the fair market value, as determined by the Stock Option Committee, of a share of Common Stock on the date of the grant. Notwithstanding the foregoing, an option may be granted with an exercise price lower than the minimum exercise price set forth above if such option is granted pursuant to an assumption or substitution for another option in a manner qualifying within the provisions of Section 424(a) of the Code.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock, as of April 29, 1998, by (i) each person known to the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) the Named Executive Officers and
(iv) all executive officers and directors of the Company, as a group. All information with respect to beneficial ownership has been furnished to the Company by the respective stockholders of the Company.


                                                            AMOUNT AND NATURE
                                                              OF BENEFICIAL                     PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER                           OWNERSHIP (1)                     OF CLASS
------------------------------------                        -----------------                    --------


Eugene I. Gordon(2)......................................         1,591,687                         43.3

Thomas M. Handschiegel(2)(3).............................             6,375                            *

James R. Adwers(4).......................................             3,000                            *

James J. Bialek(5).......................................             7,500                            *

Robert G. Donovan(6).....................................            12,000                            *

Sanford J. Hillsberg(7)..................................            55,527                          1.5

All executive officers and directors
    As a group (6 persons)...............................         1,676,089                         45.0


---------------------
* Represents beneficial ownership of less than 1% of the outstanding shares of Common Stock.

  (1) Beneficial ownership is determined in accordance with the rules of the Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days of April 29, 1998 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, the beneficial owner named in the table has sole voting and investment power with respect to the shares set forth opposite such beneficial owner's name.

   (2) Each such person's business address is 1090 King Georges Post Road, Suite 301, Edison, New Jersey 08837.

   (3) Includes 4,375 shares subject to exercisable options.

   (4) Such person's business address is 730 Central Avenue, Murray Hill, New Jersey 07974. Consists of shares subject to exercisable options.

   (5) Such person's business address is One Becton Drive, Franklin  Lakes,  New
       Jersey  07417-1880.   Includes  5,500  shares  subject  to  exercisable
       options.

   (6) Such   person's   business  address  is Suite  300,  4  Landmark  Square,
       Stamford,   Connecticut   06901.    Includes   2,000   share  subject  to
       exercisable warrants and 6,000 shares subject to exercisable options.

   (7) Such person's business address is 1801 Century Park East, Suite 1600, Los Angeles, California 90067. Includes 9,000 shares subject to exercisable options. Also includes 7,000 shares of Common Stock and exercisable warrants to purchase 7,000 shares of Common Stock owned by such person's spouse, as to which such person disclaims beneficial ownership.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In each of May and June 1996, Eugene I. Gordon, President - Technology Development and Chairman of the Board, made unsecured loans to the Company in the principal amounts of $100,000 and $65,000, respectively. The loans, on which interest accrued at the per annum rates of 7% and 9%, respectively, were repaid by the Company in full in May and June 1997, respectively.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to the Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 29th day of April 1998.

                                         MEDJET INC.



                                         By: /S/ EUGENE I. GORDON
                                            ------------------------------------
                                            President - Technology Development
                                              and Chairman of the Board




                  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of April 1998.

               SIGNATURE                                      TITLE(S)


       /S/ EUGENE I. GORDON
-------------------------------------------      President - Technology
           Eugene I. Gordon                      Development and Chairman of the
                                                 Board

       /S/ THOMAS M. HANDSCHIEGEL
--------------------------------------------     Vice President - Finance and
           Thomas M. Handschiegel                Human Resources and Secretary


       /S/ JAMES R. ADWERS
--------------------------------------------     Director
            James R. Adwers






---------------------------------------------    Director
            James J. Bialek



---------------------------------------------     Director
            Robert G. Donovan


       /S/ SANFORD J. HILLSBERG
----------------------------------------------    Director
           Sanford J. Hillsberg