Form 10QSB
period 1998-03-31
MEDJET INC
filed 1998-05-15
CIK 932265

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    --------

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1998

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

                                (732) 738-3990
             (Registrant's Telephone Number, Including Area Code)

        ----------------------------------------------------------------
                 (Former Name, Former Address and Former Fiscal
                       Year, if Changed Since Last Report

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES |X|     NO |_|

      As of March 31, 1998, 3,686,280 shares of Common Stock, par value $.001 per share, were outstanding.

      Transitional Small Business Disclosure Format:        Yes   |_|   No   |X|

                                   MEDJET INC.


                                      INDEX
                                      -----

                                                                        PAGE NO.
PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS:

            Condensed Interim Balance Sheet as of March 31, 1998
            (Unaudited)..............................................

            Condensed Interim Statements of Operations for the three months ended March 31, 1998 and 1997 and for the period from December 16, 1993 (date of inception) to March 31,
            1998 (Unaudited).........................................

            Condensed Interim Statements of Cash Flows for the three months ended March 31, 1998 and 1997 and for the period from December 16, 1993 (date of inception) to March 31,
            1998 (Unaudited).........................................

            Notes to Condensed Interim Financial Statements
            (Unaudited)..............................................

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS........................................

ITEM 2      CHANGES IN SECURITIES AND USE OF PROCEEDS ...............

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES..........................

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......

ITEM 5.     OTHER INFORMATION........................................

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.........................

SIGNATURES.........................................................

                         PART I - FINANCIAL INFORMATION

                                   MEDJET INC.
                          (A Development Stage Company)
                         Condensed Interim Balance Sheet
                                 March 31, 1998
                                   (Unaudited)


ASSETS
CURRENT ASSETS:
---------------

Cash and cash equivalents                           $ 788,291
Prepaid expenses                                       51,742
                                                  ------------
                                                      840,033
                                                  ------------
PROPERTY, PLANT & EQUIPMENT -
-----------------------------
Less accumulated depreciation of $198,318             268,229
                                                  ------------
ORGANIZATION COSTS -
--------------------
Less accumulated amortization of $29,483                7,904
                                                  ------------
PATENTS AND TRADEMARKS -
------------------------
Less accumulated amortization of $10,573              104,905
                                                  ------------
SECURITY DEPOSITS                                       7,050
-----------------                                 ============
Total Assets                                      $ 1,228,121
                                                  ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
--------------------
Accounts payable                                     $267,251
Income taxes payable                                      150
                                                  ------------
           Total Liabilities                          267,401
                                                  ------------

STOCKHOLDERS' EQUITY:
---------------------
Preferred stock, $.01 par value, 1,000,000
  shares authorized, no shares issued                    -
Common stock, $.001 par value, 7,000,000
  shares authorized, 3,720,069 shares
  issued and 3,686,280 shares outstanding               3,720
Additional paid-in capital                          4,934,692
Accumulated deficit (including deficit accumulated
  during development stage of $5,532,196 of which
  $1,556,204 was applied to additional paid-in
  capital upon conversion from an "S" to a "C"
  corporation)                                     (3,975,992)
Less: Treasury stock, 33,789 shares, at cost           (1,700)
                                                  ------------
           Total Stockholders' Equity                 960,720

Total Liabilities and Stockholders' Equity          1,228,121
                                                  ============

            See Notes to the Condensed Interim Financial Statements.

                                   MEDJET INC.
                          (A Development Stage Company)
                   Condensed Interim Statements of Operations
               For The Three Months Ended March 31, 1998 and 1997
  And The Period From December 16, 1993 (Date of Inception), to March 31, 1998
                                   (Unaudited)

                                                                             Period from
                                           Three Months Ended                December 16,
                                                March 31,                  1993 (Inception) to
                                            1998           1997              March 31, 1998
                                        -----------    -----------         -------------------
REVENUES:
---------

Net Sales                                $     -        $     -             $              -
Cost of Sales                                  -              -                            -
                                        -----------    -----------         -------------------
Gross Profit                                   -              -                            -
                                        -----------    -----------         -------------------

EXPENSES:
---------
Research, development,
  general and administrative               729,620        589,937                    5,757,504
                                        -----------    -----------         -------------------
Total costs and expenses                   729,620        589,937                    5,757,504
                                        -----------    -----------         -------------------
Loss from operations                      (729,620)      (589,937)                  (5,757,504)

OTHER INCOME (EXPENSE):
-----------------------
Interest income                             14,627         49,140                      264,161
Interest expense                              (102)        (3,268)                     (38,003)
                                        -----------    -----------         -------------------
                                            14,525         45,872                      226,158
                                        -----------    -----------         -------------------

LOSS BEFORE PROVISION
  FOR (BENEFIT FROM)
  INCOME TAX                              (715,095)      (544,065)                  (5,531,346)

Provision for (Benefit from)
  income tax                                   -         (139,500)                         850

NET LOSS                                 $(715,095)     $(404,565)                $ (5,532,196)
                                      ============== ==============       =====================
Net Loss Per Share                       $   (0.19)     $   (0.11)                $      (1.93)
                                      ============== ==============       =====================
Weighted Average Common
  Shares Outstanding                     3,676,001      3,648,666                    2,868,916
                                      ============== ==============       =====================


            See Notes to the Condensed Interim Financial Statements.

                                   MEDJET INC.
                          (A Development Stage Company)
                   Condensed Interim Statements of Cash Flows
               For The Three Months Ended March 31, 1998 and 1997
  And The Period From December 16, 1993 (Date of Inception), to March 31, 1998
                                   (Unaudited)

                                                                                                                   Period from
                                                                             For the Three Months Ended          December 16,1993
                                                                                      March 31,                   (Inception) to
                                                                               1998             1997              March 31, 1998
                                                                           ------------      ------------      -------------------

Cash Flows from Operating Activities                                        $ (638,066)       $ (590,500)            $ (5,078,163)

Cash Flows from Investing Activities                                          (102,431)          (34,592)                 626,462

Cash Flows from Financing Activities                                            37,748               -                  6,492,916
                                                                           ------------      ------------      -------------------
Net Increase (Decrease) in Cash and Cash Equivalents                          (702,749)         (625,092)                 788,291

             Cash and Cash Equivalents - Beginning of Period                 1,491,040         4,241,985                      -
                                                                           ------------      ------------      -------------------
             Cash and Cash Equivalents - End of Period                      $  788,291       $ 3,616,893              $   788,291
                                                                           ============      ============      ===================


            See Notes to the Condensed Interim Financial Statements.

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

            The Condensed Interim Financial Statements included herein reflect, in the opinion of management, all adjustments (consisting primarily only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of results to be expected for the entire year ending December 31, 1998.


NOTE B -    INITIAL PUBLIC OFFERING:

            On August 14, 1996, the Company consummated its initial public offering (the "Offering") and, accordingly, issued and sold to the public 1,071,429 Units (the "Units"), each Unit consisting of one share of common stock, $.001 par value, of the Company (the "Common Stock"), and one redeemable Common Stock Purchase Warrant (the "Warrants") to purchase one share of Common Stock at $10.00 for a period of 24 months commencing on November 6, 1996. The Units became separable on November 6, 1996 and the Common Stock and the Warrants began trading on November 8, 1996. See Note D Subsequent Event.

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


NOTE D -    SUBSEQUENT EVENT:

            In connection with a private placement of the Company's preferred stock, as of the date of filing this Quarterly Report on Form 10-QSB, the Company has raised approximately $1,100,000 (before commissions and placement expenses). These funds were escrowed and released to the Company following a closing in April 1998.

            Additionally, in connection with the private placement, the Company agreed to extend the expiration date of the Warrants for an additional 12 month period. As a result, the period during which the Warrants may be exercised has been extended until November 6, 1999.


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ACTUAL RESULTS, EVENTS AND CIRCUMSTANCES COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH STATEMENTS DUE TO VARIOUS FACTORS.


GENERAL

The Company, founded in December 1993, is engaged in the research and development of medical technology, with a current emphasis on ophthalmic surgical technology and equipment and has developed a proprietary technology and derivative devices for corneal surgery. The Company expects, during 1998, to continue its research and development activities focusing principally on ophthalmic surgical technology and equipment and to commence early exploratory work on orthopedic applications of waterjet technology.
The Company is a development stage company.


RESULTS OF OPERATIONS

The Company has not yet initiated sales of its products and, consequently, had no revenues during the three months ended March 31, 1998.

Total costs and expenses during the three months ended March 31, 1998 increased by $139,683 (23.7%) to $729,620 from $589,937 for the comparable period of 1997.
This was primarily due to the net increase in staff (from fifteen full-time employees to twenty full-time employees) and an increase in professional fees as the Company continued its research and development activities.

Other income/expense consists of interest income and interest expense and finance charges. Interest income for the three months ended March 31, 1998 decreased by $34,513 (70.2%) to $14,627 from $49,140 for the comparable period of 1997. This decrease principally results from income earned on the Company's short-term investments which were lower in the 1998 period, reflecting the utilization of previously invested funds in connection with the Company's research and development activities. Interest expense for the three months ended March 31, 1998 decreased by $3,166 (96.9%) to $102 from $3,268 for the comparable period of 1997. This decrease is principally the result of a reduction in interest charges on short-term borrowings made by the Company during 1996 which were repaid during the third quarter of 1996 and the second quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

From its inception until the consummation of the Offering, the Company's liquidity requirements were met through private sales of Common Stock and short-term borrowings from affiliates of the Company, including Dr. Eugene I. Gordon. All such loans were repaid utilizing proceeds of the Offering. The Company has no long-term indebtedness.

As a result of the Offering, the Company's liquidity position improved significantly. However, as a result of operating losses incurred subsequent to the Offering, the Company's working capital was reduced to $572,632 at March 31, 1998.

In connection with a private placement of its preferred stock, commenced in the first quarter of 1998, as of the date of filing this Quarterly Report on Form 10-QSB, the Company has raised approximately $1,100,000 (before commissions and placement expenses). These funds were escrowed and released to the Company following a closing in April 1998. The Company anticipates that the remaining net proceeds from the Offering together with net proceeds realized to date from the private placement will be sufficient to meet the Company's 1998 working capital and planned capital expenditure requirements.

The Company's current strategy is to license its ophthalmology products. As of the date of filing this Quarterly Report on Form 10-QSB, the Company has not entered into any agreement to license or otherwise commercially market any of its products. If the Company does not enter into such licensing arrangements, it will need to engage in the manufacture and marketing of its products. The Company has no volume manufacturing capacity or experience in manufacturing medical devices or other products. To be successful, the Company's proposed products must be manufactured in commercial quantities in compliance with regulatory requirements at acceptable costs. Production in clinical or commercial-scale quantities will involve technical challenges for the Company. If the Company is unable to or elects not to pursue collaborative or subcontracting arrangements with other companies to manufacture certain of its potential products, the Company would be required to establish manufacturing capabilities. Establishing its own manufacturing capabilities would entail significant scale-up expenses and require additions to facilities and personnel. There can be no assurance that the Company would be able to obtain necessary regulatory approvals on a timely basis or at all. Delays in receipt or failure to receive such approvals or loss of previously received approvals would have a material adverse effect on the Company. There can be no assurance that the Company will be able to develop clinical or commercial-scale manufacturing capabilities at acceptable costs or enter into agreements with third parties with respect to these activities.

The Company's dependence upon third parties for the manufacture of its products may adversely affect the Company's profit margins and its ability to develop and deliver such products on a timely basis. Moreover, there can be no assurance that such third parties will perform adequately, and any failures by third parties may delay the submission of products for regulatory approval, impair the Company's ability to deliver products on a timely basis, or otherwise impair the Company's competitive position and any such failure could have a material adverse effect on the Company.

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

If the Company is unable to realize cash flow from the licensing or marketing of its products during its current fiscal year, the Company will be required to seek debt or additional equity financing to fund its operations thereafter. There can be no assurance that such additional financing will be available to the Company on commercially reasonable terms, if at all. If required additional financing is not available, the Company would be materially adversely affected and would become unable to maintain its current operations or otherwise carry out its business plan.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS
            None

ITEM 2      CHANGES IN SECURITIES AND USE OF PROCEEDS
            (a) In connection with a private placement of its preferred stock, the Company agreed to extend the period during which the redeemable Common Stock Purchase Warrants, issued in connection with the Company's initial public offering of Units, may be exercised. As a result, the expiration date of such warrants has been extended until November 6, 1999.

            (b)   Not applicable

            (c)   None

            (d) Since the consummation of the Offering in August 1996 through March 31, 1998, the Company has applied net proceeds realized in the Offering (in the aggregate approximate amount of $5,600,000) in the following manner: $296,000 for the purchase and installation of machinery and equipment; $715,000 for the repayment of indebtedness; $1,101,000 for working capital; $56,000 for patent and trademark filings; and $2,710,000 for research and development and human clinical trials (which includes compensation expense attributable to employees performing solely research and development functions in the amount of $926,000); $788,000 for temporary investments, of which $514,000 is intended for research and development and human clinical trials and $274,000 for working capital, and all of which has been invested in short-term money market instruments. Other than repayment of indebtedness, in the aggregate amount of $415,000, none of such payments were made to directors, officers, general partners of the Company or their associates, to persons owning 10% or more of any class of equity securities of the Company, or to affiliates of the Company.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            None

ITEM 5.     OTHER INFORMATION
            None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   EXHIBITS

                  11   Statement regarding computation of per share earnings

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

Dated:      May 15, 1998                    MEDJET INC.



                                     /S/ EUGENE I. GORDON
                                    -------------------------------------
                                    Eugene I. Gordon
                                    President -Technology Development and
                                    Chairman of the Board


                                     /S/ THOMAS M. HANDSCHIEGEL
                                    -------------------------------------
                                    Thomas M. Handschiegel
                                    Chief Financial Officer and
                                    Chief Accounting Officer

                                   MEDJET INC.


                                INDEX TO EXHIBITS


EXHIBIT NO.   DESCRIPTION

11            Statement regarding computation of per share earnings

27            Financial Data Schedule