Form 10QSB
period 1998-06-30
MEDJET INC
filed 1998-08-14
CIK 932265

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                 OR

           [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to _______________.


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

                                 (732) 738-3990
                          (Issuer's telephone number)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         YES     X        NO
                             ----------      ---------

     As of July 31, 1998, there were outstanding 3,686,280 shares of common stock, par value $.001 per share.

     Transitional Small Business Disclosure Format: YES           NO    X
                                                        --------     --------

================================================================================

                                  MEDJET INC.

                                     INDEX
                                     -----

                                                                              PAGE NO.

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Interim Balance Sheet as of June 30, 1998 (Unaudited)......
         Condensed Interim Statements of Operations for the six months ended
         June 30, 1998 and 1997 and for the period from December 16, 1993
         (date of inception) to June 30, 1998 (Unaudited).....................
         Condensed Interim Statements of Cash Flows for the six months ended
         June 30, 1998 and 1997 and for the period from December 16, 1993
         (date of inception) to June 30, 1998 (Unaudited).....................
         Notes to Condensed Interim Financial Statements (Unaudited)..........

Item 2.  Management's Discussion and Analysis or Plan of Operation

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings....................................................

Item 2.  Changes in Securities and Use of Proceeds............................

Item 3.  Defaults Upon Senior Securities......................................

Item 4.  Submission of Matters to a Vote of Securityholders...................

Item 5.  Other Information....................................................

Item 6.  Exhibits and Reports on Form 8-K.....................................

                         PART I - FINANCIAL INFORMATION

                                  MEDJET INC.
                         (A Development Stage Company)
                        Condensed Interim Balance Sheet
                                 June 30, 1998
                                  (Unaudited)

ASSETS

CURRENT ASSETS:
---------------
Cash and cash equivalents                                                       $ 1,239,447
Prepaid expenses                                                                     28,833
                                                                                -----------
                                                                                  1,268,280
Property, plant & equipment -
Less accumulated depreciation of $222,538                                           310,161

Organization costs -
Less accumulated amortization of $31,353                                              6,034

Patents and trademarks -
Less accumulated amortization of $12,248                                            103,230

Security deposits                                                                     7,050
                                                                                -----------
Total Assets                                                                    $ 1,694,755
                                                                                ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
--------------------
Accounts payable and accrued liabilities                                        $   358,679

Preferred dividends payable                                                          22,000

Income taxes payable                                                                    150
                                                                                -----------
Total Liabilities                                                                   380,829
                                                                                -----------
STOCKHOLDERS' EQUITY:
---------------------
Preferred stock, $.001 par value, 1,000,000 shares authorized; 110,000 shares designated as Series A 10% Cumulative Convertible Preferred Stock
issued and outstanding                                                                1,100


Common stock, $.001 par value, 7,000,000 shares authorized,
  3,720,069 shares issued and 3,686,280 shares outstanding                            3,720

Additional paid-in capital                                                        6,013,610

Accumulated deficit (including deficit accumulated during development stage of $6,237,008 of which $1,556,204 was applied to additional paid-in
capital upon conversion from an "S" to a "C" corporation)                        (4,702,804)


Less: Treasury stock, 33,789 shares, at cost                                         (1,700)
                                                                                -----------
          Total Stockholders' Equity                                              1,313,926
                                                                                -----------
Total Liabilities and Stockholders' Equity                                      $ 1,694,755
                                                                                ===========

            See Notes to the Condensed Interim Financial Statements.

                                  MEDJET INC.
                         (A Development Stage Company)
                   Condensed Interim Statements of Operations
           For The Three and Six Months Ended June 30, 1998 and 1997
  And The Period From December 16, 1993 (Date of Inception), to June 30, 1998
                                  (Unaudited)

                                  Three Months Ended            Six Months Ended            Period from
                                       June 30,                     June 30,               December 16,
                               -------------------------   ---------------------------   1993 (Inception)
                                  1998          1997           1998           1997       to June 30, 1998
                               -----------   -----------   ------------   ------------   -----------------
Revenues:
Net Sales                      $        -    $        -    $         -    $         -         $         -
Cost of Sales                           -             -              -              -                   -
                               ----------    ----------    -----------    -----------         -----------
Gross Profit                            -             -              -              -                   -
                               ----------    ----------    -----------    -----------         -----------
Expenses:
Research, Development,
General and
Administrative                    719,405       690,283      1,449,025      1,280,219           6,476,909
                               ----------    ----------    -----------    -----------         -----------

Total Costs and Expenses          719,405       690,283      1,449,025      1,280,219           6,476,909
                               ----------    ----------    -----------    -----------         -----------
Loss from Operations             (719,405)     (690,283)    (1,449,025)    (1,280,219)         (6,476,909)
Other Income (Expense):
Interest Income                    14,674        42,554         29,301         91,694             278,835
Interest Expense                      (81)       (2,525)          (183)        (5,794)            (38,084)
                               ----------    ----------    -----------    -----------         -----------
                                   14,593        40,029         29,118         85,900             240,751
                               ----------    ----------    -----------    -----------         -----------
Loss Before Provision for
(Benefit From)
Income Tax                       (704,812)     (650,254)    (1,419,907)    (1,194,319)         (6,236,158)

Provision for (benefit
 from) income tax                       -      (807,287)             -       (946,787)                850
                               ----------    ----------    -----------    -----------         -----------
Net Income (Loss)              $ (704,812)   $  157,033    $(1,419,907)   $  (247,532)        $(6,237,008)
                               ==========    ==========    ===========    ===========         ===========
Net Income (Loss) Per
 Share                             $(0.18)        $0.04         $(0.38)        $(0.07)             $(2.13)
                               ==========    ==========    ===========    ===========         ===========
Weighted Average
Common and Equivalent
Shares Outstanding              3,830,852     3,648,666      3,753,854      3,648,666           2,924,601

            See Notes to the Condensed Interim Financial Statements.

                                  MEDJET INC.
                         (A Development Stage Company)
                   Condensed Interim Statements of Cash Flows
                For The Six Months Ended June 30, 1998 and 1997
  And The Period From December 16, 1993 (Date of Inception), to June 30, 1998
                                  (Unaudited)



                                      Six Months Ended            Period from
                                          June 30,               December 16,
                                 ---------------------------   1993 (Inception)
                                     1998           1997       to June 30, 1998
                                 ------------   ------------   ----------------

Cash Flows used in               $(1,200,758)   $(1,166,111)        $(5,640,855)
Operating Activities
Cash Flows used in                  (168,583)       (72,605)           (692,614)
Investing Activities
Cash Flows from (used in)
Financing Activities               1,117,748       (165,000)          7,572,916
                                 -----------    -----------         -----------

Net Increase (Decrease) in
Cash and Cash Equivalents           (251,593)    (1,403,716)          1,239,447

     Cash and Cash
     Equivalents -
     Beginning of Period           1,491,040      4,241,985                   -
                                 -----------    -----------         -----------

     Cash and Cash
     Equivalents -
     End of Period               $ 1,239,447    $ 2,838,269         $ 1,239,447
                                 ===========    ===========         ===========

Supplemental Disclosures of
Non-Cash Financing
Activities:
     Cash Paid During
     the Period for
     Interest Expense            $       183    $    12,961         $    38,119
                                 ===========    ===========         ===========

            See Notes to the Condensed Interim Financial Statements.

                                  MEDJET INC.
                         (A Development Stage Company)

                                  NOTES TO THE
                     CONDENSED INTERIM FINANCIAL STATEMENTS

NOTE A - NATURE OF ORGANIZATION AND BASIS OF PRESENTATION:

     (1)  Nature of Organization
          ----------------------

          Medjet Inc. (the "Company") was incorporated in Delaware on December 16, 1993 and is in the development stage. The Company is engaged in research and development of medical technology, with a current emphasis on ophthalmic surgical technology and equipment, and has developed a technology and derivative devices for corneal surgery. The Company's technology is based on a hair thin, circular beam of saline water solution moving at varying high speeds, depending on the specific application. In each application, the waterjet beam substitutes for a conventional, oscillating metal or diamond blade. In combination with other elements of the device, it is capable of removing the epithelium (the front surface layer of the cornea of the eye) in a procedure known as epithelial keratoplasty and shaving thin shaped layers from the cornea in a procedure known as lamellar keratoplasty.

     (2)  Basis of Presentation
          ---------------------

          The Condensed Interim Financial Statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations.

          The Condensed Interim Financial Statements included herein reflect, in the opinion of management, all adjustments (consisting primarily only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the three months and six months ended June 30, 1998 are not necessarily indicative of results to be expected for the entire year ending December 31, 1998.

NOTE B - EQUITY TRANSACTIONS:

     (1)  Initial Public Offering
          -----------------------

     During the third quarter of 1996, the Company consummated an initial public offering (the "Offering") in which it issued and sold to the public a total of 1,232,143 Units (the "Units"), each Unit consisting of one share of common stock, $.001 par value, of the Company (the "Common Stock") and one Class A Redeemable Common Stock Purchase Warrant (the "Warrants") to purchase one share of Common Stock at a price of $10 per share for a 24-month period commencing on November 6, 1996. The Units became separable on November 6, 1996, and the Common Stock and the Warrants began trading separately on November 8, 1996. In July 1998, in connection with its private placement referred to in paragraph (2) of this Note B, the Company announced its agreement to extend the exercise period of the Warrants for an additional 12-month period. As a result, the Warrants will expire on November 6, 1999, unless exercised prior to that time.

     The Company realized approximately $5,600,000 of net proceeds from the Offering, which were used, in part, to repay outstanding indebtedness of approximately $550,000. The balance of the net proceeds has been and continues to be used to fund the Company's ongoing research and development activities and business operations. Pending such use, the proceeds are invested in short-term, money-market instruments.

     (2)  Recent Private Placement
          ------------------------

     In January 1998, the Company commenced a private placement of the Company's 10% Cumulative Convertible Preferred Stock, $.001 par value per share (the "Preferred Stock"), at a price of $10 per share. At the only closing for this private placement, which was held in April 1998, the Company sold and issued 110,000 shares of the Preferred Stock for an aggregate of $1,100,000. The net proceeds of the private placement have been and will be used to augment the Company's working capital.

     The Preferred Stock bears a cumulative annual dividend of 10% (subject to increase to 12% in certain events) and is convertible into approximately 1.66 shares of Common Stock for each share of Preferred Stock, subject to adjustment for stock splits, stock dividends, recapitalizations, reclassifications and similar events.

     The private placement, which was terminated in July 31, 1998, was carried out pursuant to available exemptions from registration under Section 4(2) of the Securities Act of 1933 and rules promulgated under that section.

NOTE C - NET INCOME (LOSS) PER SHARE:

     Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the period. Common stock equivalents have not been included in this computation as the effect would be anti-dilutive.

NOTE D - SUBSEQUENT EVENT:

     In July 1998, the Company entered into an agreement with Nestle S.A. ("Nestle") granting Nestle and its wholly-owned subsidiary, Alcon Laboratories, Inc. ("ALcon"), an exclusive worldwide license for the use of the Company's microjet technology for corneal refractive surgery. Under the terms of the agreement, Alcon will register, manufacture, promote and market refractive microjet devices and consumables developed by the Company. The agreement called for a payment by Alcon upon execution of the agreement and provides for future payments and royalties based on the achievement of certain milestones and upon sales by Alcon of the Company's products.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     This quarterly report on Form 10-QSB, including any documents that are incorporated by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Generally, such statements are indicated by words or phrases such as "anticipate," "expect," "intend," "management believes" and similar words or phrases. Such statements are based on the Company's current expectations and are subject to risks, uncertainties and assumptions. Certain of these risks are described or referred to below under "Certain Considerations" and in the introduction to Part I of the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1997 on file with the Securities and Exchange Commission and are incorporated herein by this reference. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected, intended or believed.

GENERAL

     The Company is engaged in research and development of medical technology, with a current emphasis on ophthalmic surgical technology and equipment, and has developed a technology and derivative devices for corneal surgery. During 1998, the Company expects to continue its research and development activities, focusing principally on ophthalmic surgical technology and equipment, and to commence early exploratory work on orthopedic applications of its technology. The Company is in the development stage.

RESULTS OF OPERATIONS

     The Company has not yet initiated sales of its products and, consequently, had no revenues during the three months or six months ended June 30, 1998.

     Total costs and expenses during the three months ended June 30, 1998 increased by $29,122 (4.2%) to $719,405 from $690,283 for the comparable period of 1997. This was due primarily to an increase to 20 full-time employees from 16 and an increase in professional fees, as the Company continued its research and development activities. The higher costs and expenses arising from the increase in staff personnel were offset in part by a reduction in the use of outside consultants, whose duties were assumed by the added personnel.

     During the six months ended June 30, 1998, total costs and expenses increased by $168,806 (13.2%) to $1,449,025 from $1,280,219 for the comparable period of 1997, generally for the same reasons as during the three-month period.

     Other income/expense consists of interest income and interest expense and finance charges. Interest income for the three months ended June 30, 1998 decreased by $27,880 (65.5%) to $14,674 from $42,554 for the comparable period of 1997. This decrease resulted principally from lower short-term investment balances during the 1998 period, which reflected the utilization of these funds to continue the Company's research and development activities. Interest expense for the three months ended June 30, 1998 decreased by $2,444 (96.8%) to $81 from $2,525 for the comparable period of 1997. This decrease was the result primarily of a reduction in interest charges on short-term borrowings made by the Company during 1996 which were repaid during the third quarter of 1996 and the second quarter of 1997.

     For the six months ended June 30, 1998, interest income decreased by $62,393 (68.0%) to $29,301 from $91,694 for the comparable period of 1997 and interest expense decreased by $5,611 (96.8%) to $183 from $5,794 for the comparable period of 1997 for the same reasons as during the three-month period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital was $887,451 as of June 30, 1998. Until the consummation of its initial public offering (the "Offering") in the third quarter of 1996, the Company's liquidity requirements were met through private sales of Common Stock and short-term borrowings from affiliates of the Company, including Dr. Eugene I. Gordon, the founder of the Company and its Chairman and Chief Executive Officer. All such loans were repaid utilizing proceeds of the Offering. The Company has no long-term indebtedness.

     In January 1998, the Company commenced a private placement of shares of its Preferred Stock at a price of $10 per share. Pursuant to the private placement, the Company sold and issued a total of 110,000 shares of Preferred Stock for an aggregate price of $1,100,000, the net proceeds of which were released to the Company following a closing in April 1998 and added to the Company's working capital. The private placement was terminated July 31, 1998.

     On July 23, 1998, the Company entered into an agreement with Nestle S.A. ("Nestle") pursuant to which the Company granted Nestle and its wholly-owned subsidiary, Alcon Laboratories, Inc. ("Alcon"), an exclusive, worldwide license for the use of the Company's microjet technology for corneal refractive surgery. Under the terms of the agreement, Alcon will register, manufacture, promote and market refractive microjet devices and consumables developed by the Company. The agreement called for a payment by Alcon upon execution of the agreement and provides for future payments based on the achievement of certain milestones and upon sales by Alcon of the Company's products.

     The Company has not yet obtained marketing approval for the devices covered by the Alcon license agreement, and the timing and amount of any future payments to the Company under the agreement will depend upon the Company's success in obtaining such approvals and certain other events, which cannot be predicted with certainty.

     The Company anticipates that the remaining net proceeds from the Offering and its recent private placement of Preferred Stock, together with the payment received by the Company in connection with the execution of the Alcon agreement, will be sufficient to meet the Company's 1998 working capital and planned capital expenditure requirements. The Company anticipates raising additional capital in late 1998 to maintain its current scope of operations. The Company currently has no commitment or arrangement for any such capital, however, and there can be no assurance whether or on what terms it will be able to obtain any needed capital. If required additional financing is not available, the Company would be materially adversely affected and would become unable to maintain its current operations or otherwise carry out its business plan.

CERTAIN CONSIDERATIONS

     The Company's strategy is to selectively license its ophthalmology products where appropriate. To date, the only such agreement is the Company's agreement with Alcon to license its microjet technology for corneal refractive surgery. If the Company is unable or elects not to enter into additional licensing arrangements with respect to its other products, it will undertake the manufacture and marketing of such products directly. At present, the Company is considering undertaking the manufacturing and marketing of its HydroBrush(TM) Keratone product for epithelial removal and treatment of pterygium. To be successful, the Company's proposed products must be manufactured in commercial quantities in compliance with regulatory requirements at acceptable costs. Production in clinical or commercial-scale quantities will involve scale-up challenges for the Company. The Company currently has no volume manufacturing capacity or experience in manufacturing medical devices or other products. If the Company elects to manufacture certain of its potential products, it would be required to establish its own manufacturing capabilities, which would require significant scale-up expenses and additions to facilities and personnel. There can be no assurance that the Company would be able to obtain the necessary regulatory approvals on a timely basis or at all, and delays in receipt or failure to receive such approvals or loss of previously received approvals would have a material adverse effect on the Company. There can be no assurance that the Company will be able to enter into agreements with third parties with respect to the manufacture of any products or develop its own manufacturing capability at an acceptable cost.

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

     If the Company does not enter into additional licensing or distribution arrangements with respect to its products other than those related to its microjet technology for corneal refractive surgery, it will undertake the marketing and sale of its own products. In such event, the Company intends to market and sell its products in the United States and certain foreign countries, if and when regulatory approval is obtained, through a direct sales force or a combination of a direct sales force and distributors. The Company currently has no marketing organization and has never sold a product. Establishing sufficient marketing and sales capability will require significant resources. There can be no assurance that the Company will be able to recruit and retain skilled sales management, direct salespersons or distributors, or that the Company's marketing or sales efforts will be successful. To the extent that the Company enters into distribution arrangements for the sale of its products, the Company will be dependent on the efforts of third parties. There can be no assurance that such efforts will be successful.


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

     On April 21, 1998, the Company was served with a complaint by the New Jersey Institute of Technology ("NJIT") commencing a lawsuit in the United States District Court for the District of New Jersey ("U.S. District Court"). Each of the Company, Dr. Eugene Gordon, the Company's Chairman and Chief Executive Officer, a former employee of the Company, certain patent law firms and an individual lawyer were named as defendants. The complaint alleges that the defendants, with deceptive intent, failed to name an NJIT professor and/or NJIT research associate as a co-inventor on the Company's U.S. Patent No. 5,556,406 on the "Lamellar Surgical Device and Procedure" and breached fiduciary duties and contractual obligations owed to NJIT. The complaint seeks monetary damages from the Company and an order directing that the Company's patent (and corresponding foreign patents and patent applications) on the Lamellar Surgical Device and Procedure be assigned and transferred to NJIT. It further seeks an order that NJIT has not infringed any claim of such patent and a declaratory judgment that all of the Company's claims under such patent are invalid and unenforceable against NJIT.

     NJIT's patent application relating to a refractive corrective procedure based on the use of an isotonic waterjet had previously been denied by the Patent and Trademark Office as inoperable. The ruling was not contested by NJIT and it did not pursue a U.S. patent. The three inventors of the subject of such denied patent application, one of which was Dr. Gordon, had assigned such patent application to NJIT as part of a dispute settlement in which NJIT agreed to grant an exclusive license to the Company of the patent rights under such patent application. That license was terminated by the Company. NJIT then claimed, without being specific, that the Company's patent emanated from the earlier invention. Prior to being served with the complaint by NJIT, the Company and Dr. Gordon had filed a complaint on March 27, 1998 against NJIT in the Superior Court of the State of New Jersey, Middlesex County, seeking a declaratory judgment that NJIT has no ownership or other interest in the patent rights to the Company's Lamellar Surgical Device and Procedure and certain monetary damages. NJIT has moved to have the Company's lawsuit remanded to the U.S. District

Court and included in its lawsuit. The Company has moved to have the NJIT lawsuit dismissed on the basis that NJIT has not been harmed by the Company's patent and therefore it cannot challenge its validity. As a result, the Company believes that the lawsuit brought in U.S. Court by NJIT should be dismissed.


Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

     (a) In connection with a private placement of its Preferred Stock, in July 1998 the Company announced its agreement to extend the exercise period of its outstanding Class A Redeemable Common Stock Purchase Warrants for an additional 12-month period. As a result, the Warrants will expire on November 6, 1999, unless exercised prior to that time.

     (b) Not applicable.

     (c) See the discussion under "Recent Private Placement" in Note B of Notes to the Condensed Interim Financial statements, which information is incorporated herein by reference, with respect to the Company's private placement of Preferred Stock during the period covered by this report. The Preferred Stock was offered strictly to "accredited" investors within the meaning of the federal securities laws in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933 and the rules thereunder. In connection with the private placement, the Company paid sales commissions of approximately $20,000 and issued four-year warrants to purchase 18,272 shares of Common Stock at a price equal to 110% of the approximate market price at the time of the issuance.

     (d) The Company's Offering was consummated in August 1996. Since that time, through June 30, 1998, the Company has applied substantially all of the net proceeds of the Offering (in the aggregate approximate amount of $5,600,000) as follows: $362,000 for the purchase and installation of machinery and equipment; $715,000 for the repayment of indebtedness; $1,229,000 for working capital; $56,000 for patent and trademark filings; $3,145,000 for research and development and human clinical trials (which includes compensation expense attributable to employees performing solely research and development functions in the amount of $1,089,000); and $93,000 for temporary investments, which is intended for research and development and human clinical trials. Pending such use, the net proceeds have been invested in short-term money market instruments. Other than repayment of indebtedness in the aggregate amount of $415,000, none of such payments were made to directors, officers, general partners of the Company or their associates, to persons owning 10% or more of any class of equity securities of the Company, or to affiliates of the Company.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

Results of Annual Meeting
-------------------------

     The Company held its annual meeting of stockholders on June 22, 1998, at which five directors of the Company were elected to serve until the next annual stockholders meeting. The results of the balloting were as follows:

           Director              Votes FOR   Votes WITHHELD
           --------              ---------   --------------
Eugene I. Gordon, Ph.D           2,104,313        3,860
Sanford J. Hillsberg             2,104,513        3,660
Edward E. David, Jr., Sc.D.      2,104,213        3,960
Malcolm R. Kahn                  2,104,513        3,660
Steve M. Peetzman                2,104,513        3,660

Submission of Stockholder Proposals and Discretionary Voting Authority.
----------------------------------------------------------------------

     Proposals which are intended to be presented by stockholders of the Company and included in the proxy statement relating to the Company's 1999 Annual Meeting of Stockholders must be received by the Company no later than February 9, 1999. Additionally, proxies solicited by management of the Company in connection with the Company's 1999 Annual Meeting of Stockholders may confer upon management of the Company discretionary authority to vote on any matter sought to be transacted at such meeting if the Company is not notified of such matter prior to April 19, 1999.

Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              11   Statement regarding computation of per share earnings
              27   Financial Data Schedule

         (b)  Reports on Form 8-K

              None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 13, 1998             MEDJET INC.


                                    /S/ EUGENE I. GORDON
                                    -----------------------------------------
                                    Eugene I. Gordon
                                    Chairman of the Board and Chief Executive
                                    Officer



                                    /S/ TERENCE A. WALTS
                                    -------------------------------------
                                    Terence A. Walts
                                    President and Chief Operating Officer



                                    /S/ THOMAS M. HANDSCHIEGEL
                                    ----------------------------------------
                                    Thomas M. Handschiegel
                                    Chief Financial Officer and
                                    Chief Accounting Officer

                                  MEDJET INC.

                               INDEX TO EXHIBITS

EXHIBIT NO.   DESCRIPTION

11   Statement regarding computation of per share earnings
27   Financial Data Schedule