Form 10QSB/A
period 1998-06-30
MEDJET INC
filed 1998-09-25
CIK 932265

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                FORM 10-QSB/A-1


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

ASSETS

CURRENT ASSETS:
---------------
Cash and cash equivalents                                                       $ 1,239,447
Prepaid expenses                                                                     28,833
                                                                                -----------
                                                                                  1,268,280
Property, plant & equipment -
Less accumulated depreciation of $222,538                                           310,161

Organization costs -
Less accumulated amortization of $31,353                                              6,034

Patents and trademarks -
Less accumulated amortization of $12,248                                            103,230

Security deposits                                                                     7,050
                                                                                -----------
Total Assets                                                                    $ 1,694,755
                                                                                ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
--------------------
Accounts payable and accrued liabilities                                        $   358,679

Preferred dividends payable                                                          22,000

Income taxes payable                                                                    150
                                                                                -----------
Total Liabilities                                                                   380,829
                                                                                -----------
STOCKHOLDERS' EQUITY:
---------------------
Cumulative convertible preferred stock, $.01 par value, 1,000,000
shares authorized; 110,000 shares issued and outstanding                              1,100


Common stock, $.001 par value, 7,000,000 shares authorized,
  3,720,069 shares issued and 3,686,280 shares outstanding                            3,720

Additional paid-in capital                                                        6,013,610

Additional paid-in capital - Beneficial conversion feature
  on cumulative convertible preferred stock                                         133,389

Accumulated deficit (including deficit accumulated during development stage of $6,237,008 of which $1,556,204 was applied to additional paid-in
capital upon conversion from an "S" to a "C" corporation)                        (4,836,193)


Less: Treasury stock, 33,789 shares, at cost                                         (1,700)
                                                                                -----------
          Total Stockholders' Equity                                              1,313,926
                                                                                -----------
Total Liabilities and Stockholders' Equity                                      $ 1,694,755
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

                                  Three Months Ended            Six Months Ended            Period from
                                       June 30,                     June 30,               December 16,
                               -------------------------   ---------------------------   1993 (Inception)
                                  1998          1997           1998           1997       to June 30, 1998
                               -----------   -----------   ------------   ------------   -----------------
Revenues:
Net Sales                      $        -    $        -    $         -    $         -         $         -
Cost of Sales                           -             -              -              -                   -
                               ----------    ----------    -----------    -----------         -----------
Gross Profit                            -             -              -              -                   -
                               ----------    ----------    -----------    -----------         -----------
Expenses:
Research, Development,
General and
Administrative                    719,405       690,283      1,449,025      1,280,219           6,476,909
                               ----------    ----------    -----------    -----------         -----------

Total Costs and Expenses          719,405       690,283      1,449,025      1,280,219           6,476,909
                               ----------    ----------    -----------    -----------         -----------
Loss from Operations             (719,405)     (690,283)    (1,449,025)    (1,280,219)         (6,476,909)
Other Income (Expense):
Interest Income                    14,674        42,554         29,301         91,694             278,835
Interest Expense                      (81)       (2,525)          (183)        (5,794)            (38,084)
                               ----------    ----------    -----------    -----------         -----------
                                   14,593        40,029         29,118         85,900             240,751
                               ----------    ----------    -----------    -----------         -----------
Loss Before Provision for
(Benefit From)
Income Tax                       (704,812)     (650,254)    (1,419,907)    (1,194,319)         (6,236,158)

Provision for (benefit
 from) income tax                       -      (807,287)             -       (946,787)                850
                               ----------    ----------    -----------    -----------         -----------
Net Income (Loss)                (704,812)      157,033     (1,419,907)      (247,532)         (6,237,008)

Dividends on preferred
 stock                            155,389             -        155,389              -             155,389
                               ----------    ----------    -----------    -----------         -----------

Net Income (Loss) Attributable
 to Common Shareholders        $ (860,201)   $  157,033    $(1,575,296)   $  (247,532)        $(6,392,397)
                               ==========    ==========    ===========    ===========         ===========

Net Income (Loss) Per
 Share                             $(0.22)        $0.04         $(0.42)        $(0.07)             $(2.19)
                               ==========    ==========    ===========    ===========         ===========
Weighted Average
Common and Equivalent
Shares Outstanding              3,830,852     3,648,666      3,753,854      3,648,666           2,924,601
                               ==========    ==========    ===========    ===========         ===========

            See Notes to the Condensed Interim Financial Statements.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  September 25, 1998          MEDJET INC.


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