Form 10QSB
period 1998-09-30
MEDJET INC
filed 1998-11-13
CIK 932265

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -----------------
                                  FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1998

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________________ to ____________________

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

          -----------------------------------------------------------
    (Former Name, Former Address and Former Fiscal Year, if Changed Since
                                 Last Report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [_]

     As of October 31, 1998, 3,881,158 shares of Common Stock, par value $.001 per share, were outstanding.

     Transitional Small Business Disclosure Format:    Yes [_]  No [X]

================================================================================

                                  MEDJET INC.

                                     INDEX
                                     -----

                                                                                                           PAGE NO.
PART I.   FINANCIAL INFORMATION

Item 1.          Financial Statements:

                 Condensed Interim Balance Sheet as of September 30, 1998 (Unaudited)...............           3

                 Condensed Interim Statements of Operations for the three and nine months ended
                 September 30, 1998 and 1997 and the period from December 16, 1993 (date of
                 inception) to September 30, 1998 (Unaudited).......................................           4

                 Condensed Interim Statements of Cash Flows for the nine months ended September 30,
                 1998 and 1997 and the period from December 16, 1993 (date of inception) to
                 September 30, 1998 (Unaudited).....................................................           5

                 Notes to Condensed Interim Financial Statements (Unaudited)........................           6

Item 2.          Management's Discussion and Analysis or Plan of Operation..........................           9

PART II.  OTHER INFORMATION

Item 1.          Legal Proceedings..................................................................          14

Item 2           Changes in Securities and Use of Proceeds..........................................          15

Item 3.          Defaults Upon Senior Securities....................................................          15

Item 4.          Submission of Matters to a Vote of Security Holders................................          15

Item 5.          Other Information..................................................................          15

Item 6.          Exhibits and Reports on Form 8-K...................................................          16

SIGNATURES..........................................................................................          17

                                  MEDJET INC.
                         (A Development Stage Company)
                        Condensed Interim Balance Sheet
                              September 30, 1998
                                  (Unaudited)

ASSETS                                                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT ASSETS:                                                    CURRENT LIABILITIES:
---------------                                                    --------------------
Cash and cash equivalents                         $  961,276       Accounts payable and accrued liabilities             $  343,695
Prepaid expenses                                      27,641       Preferred dividends payable                              49,123
                                                  ----------       Income taxes payable                                        150
                                                     988,917                                                            ----------
                                                  ----------                      Total Liabilities                        392,968
                                                                                                                        ----------

PROPERTY, PLANT & EQUIPMENT -
-----------------------------
Less accumulated depreciation of $244,277            260,714       STOCKHOLDERS' EQUITY:
                                                  ----------
ORGANIZATION COSTS -                                               Preferred stock, $.01 par value, 1,000,000 shares
--------------------                                                   authorized, 110,000 shares designated as Series
Less accumulated amortization of $33,222               4,165           A 10% Cumulative Convertible issued and
                                                  ----------           outstanding                                           1,100
PATENTS and TRADEMARKS -
------------------------                                           Common stock, $.001 par value, 7,000,000
Less accumulated amortization of $14,500             114,041          shares authorized, 3,720,069 shares issued
                                                  ----------          and 3,686,280 shares outstanding                       3,720
SECURITY DEPOSITS                                      7,050
-----------------                                 ----------       Additional paid-in capital                            5,880,221

Total Assets                                      $1,374,887       Additional paid-in capital - Beneficial conversion
                                                  ==========          feature on cumulative convertible preferred stock    133,389

      Accumulated deficit (including deficit accumulated
                                                                      during development stage of $6,541,892 of which
                                                                      $1,556,204 was applied to additional paid-in
                                                                      capital upon conversion from an "S" to a "C"
                                                                      corporation)                                      (5,034,811)

                                                                   Less: Treasury stock, 33,789 shares, at cost             (1,700)
                                                                                                                        ----------

                                                                                  Total Stockholders' Equity               980,819
                                                                                                                        ----------

                                                                   Total Liabilities and Stockholders' Equity           $1,374,887
                                                                                                                        ==========

           See Notes to the Condensed Interim Financial Statements.

                                  MEDJET INC.
                         (A Development Stage Company)
                  Condensed Interim Statements of Operations
        For The Three and Nine Months Ended September 30, 1998 and 1997
And The Period From December 16, 1993 (Date of Inception), to September 30, 1998
                                  (Unaudited)


                                                       Three Months Ended                               Nine Months Ended
                                                          September 30,                                   September 30,
                                                ------------------------------------         -------------------------------------
                                                      1998                1997                   1998                   1997
                                                ----------------    ----------------         ----------------     ----------------
Revenues:
License fee income                               $  500,000         $      -                  $  500,000          $      -
                                                ----------------    ----------------         ----------------     ----------------
Total revenues                                      500,000                -                     500,000                 -
                                                ----------------    ----------------         ----------------     ----------------

Expenses:
Research, development,
   general and administrative                       821,210             625,672                2,270,235            1,906,062
                                                ----------------    ----------------         ----------------     ----------------
Total expenses                                      821,210             625,672                2,270,235            1,906,062
                                                ----------------    ----------------         ----------------     ----------------

Loss from Operations                               (321,210)           (625,672)              (1,770,235)          (1,906,062)

Other Income (Expense):
Interest income, net                                 16,326              32,150                   45,444              118,106
                                                ----------------    ----------------         ----------------     ----------------

Loss before provision for
   (benefit from) income tax                       (304,884)           (593,522)              (1,724,791)          (1,787,956)

Provision for (benefit from)
   income tax                                          -                946,787                     -                    -
                                                ----------------    ----------------         ----------------     ----------------

Net Loss                                           (304,884)         (1,540,309)              (1,724,791)          (1,787,956)

Dividends on preferred stock                        182,512                -                     182,512                 -
                                                ----------------    ----------------         ----------------     ----------------

Net Loss Attributable to
   Common Shareholders                           $ (487,396)        $(1,540,309)             $(1,907,303)         $(1,787,956)
                                                 ===============    ================         ================     ================

Net Loss Per Share                               $    (0.13)        $     (0.42)             $     (0.50)         $     (0.49)
                                                 ===============    ================         ================     ================

Weighted average common and
   equivalent shares outstanding                  3,869,004           3,669,785                3,792,659            3,655,783
                                                 ===============     ===============         ================     ================
                                                   Period from
                                                   December 16,
                                                1993 (Inception) to
                                                 September 30, 1998
                                                -------------------
Revenues:
License fee income                               $  500,000
                                                -------------------
Total revenues                                      500,000
                                                -------------------
Expenses:
Research, development,
   general and administrative                     7,298,119
                                                -------------------
Total expenses                                    7,298,119
                                                -------------------

Loss from Operations                             (6,798,119)

Other Income (Expense):
Interest income, net                                257,077
                                                -------------------

Loss before provision for
   (benefit from) income tax                     (6,541,042)

Provision for (benefit from)
   income tax                                           850
                                                -------------------

Net Loss                                         (6,541,892)

Dividends on preferred stock                        182,512
                                                -------------------

Net Loss Attributable to
   Common Shareholders                          $(6,724,404)
                                                ===================

Net Loss Per Share                              $     (2.26)
                                                ===================

Weighted average common and
   equivalent shares outstanding                  2,976,815
                                                ===================

           See Notes to the Condensed Interim Financial Statements.

                                  MEDJET INC.
                         (A Development Stage Company)
                  Condensed Interim Statements of Cash Flows
             For The Nine Months Ended September 30, 1998 and 1997
And The Period From December 16, 1993 (Date of Inception), to September 30, 1998
                                  (Unaudited)


                                                                            For the Nine Months Ended
                                                                                  September 30,
                                                                     -------------------------------------
                                                                          1998                  1997
                                                                     ---------------       ---------------
Cash Flows from Operating Activities                                 $ (1,493,574)         $  (1,842,842)

Cash Flows from Investing Activities                                     (153,938)              (107,575)

Cash Flows from Financing Activities                                    1,117,748               (138,898)
                                                                     ---------------       ---------------

Net Increase (Decrease) in Cash and Cash Equivalents                     (529,764)            (2,089,315)

               Cash and Cash Equivalents - Beginning of Period          1,491,040              4,241,985
                                                                     ---------------       ---------------

               Cash and Cash Equivalents - End of Period             $    961,276          $   2,152,670
                                                                     ===============       ===============


Supplemental Disclosures of Non-Cash Financing Activities:

               Cash Paid During the Period for Interest Expense      $        487          $      12,967
                                                                     ===============       ===============
                                                                        Period from
                                                                        December 16,
                                                                     1993 (Inception) to
                                                                     September 30, 1998
                                                                     -------------------
Cash Flows from Operating Activities                                 $ (5,933,671)

Cash Flows from Investing Activities                                     (677,969)

Cash Flows from Financing Activities                                    7,572,916
                                                                     -------------------

Net Increase (Decrease) in Cash and Cash Equivalents                      961,276

               Cash and Cash Equivalents - Beginning of Period                -
                                                                     -------------------

               Cash and Cash Equivalents - End of Period             $    961,276
                                                                     ===================


Supplemental Disclosures of Non-Cash Financing Activities:

               Cash Paid During the Period for Interest Expense      $     38,423
                                                                     ===================

           See Notes to the Condensed Interim Financial Statements.

                                  MEDJET INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                  NOTES TO THE
                     CONDENSED INTERIM FINANCIAL STATEMENTS


NOTE A -  NATURE OF ORGANIZATION AND BASIS OF PRESENTATION:

          (1)  Nature of Organization:
               ----------------------

          Medjet Inc. (the "Company") was incorporated in the State of Delaware on December 16, 1993 and is in the development stage. The Company is engaged in research and development of medical technology and, with a current emphasis on ophthalmic surgical technology and equipment, has developed a technology and derivative devices for corneal surgery.
          The Company's technology is based on small-diameter, fluid or ice microjets moving at high speeds. In each application, the microjet beam substitutes for conventional, oscillating metal or diamond blades. For example, in combination with other elements of the Company's devices, the microjet beam is capable of removing the epithelium (the front surface layer of the eye) in a procedure known as epithelial keratoplasty and of shaving thin, shaped layers from the cornea in a procedure known as lamellar keratoplasty. The Company believes that the microjet produces less tissue trauma and is potentially more accurate than blades or lasers for tissue separation or removal. The Company also believes that such microjets will bring new surgical capability and performance to the clinic or operating room and may become the standard of care for the treatment of several diseases and conditions.

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

          The Condensed Interim Financial Statements included herein reflect, in the opinion of management, all adjustments (consisting primarily only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of results to be expected for the entire year ending December 31, 1998.


NOTE B -  EQUITY TRANSACTIONS:

          (1)  Initial Public Offering:
               -----------------------

          During the third quarter of 1996, the Company consummated an initial public offering (the "Offering") in which it issued and sold to the public a total of 1,232,143 Units (the "Units"), each Unit consisting of one share of common stock, $.001 par value, of the Company (the "Common Stock") and one Class A Redeemable Common Stock Purchase Warrant (the "Warrants") to purchase one share of Common Stock at a price of $10.00 per share for a 24-month period commencing on November 6, 1996. The Units became separable on that date and the Common Stock and the Warrants began trading separately on November 8, 1996. In July 1998, in connection with its private placement described in paragraph (2) of this Note B, the Company agreed to extend the exercise period of the Warrants for an additional 12 months. As a result, the Warrants will expire on November 6, 1999, unless exercised prior to that time.

          The Company realized approximately $5,600,000 of net proceeds from the Offering, which were used, in part, to repay outstanding indebtedness of approximately $550,000. The balance of the net proceeds was used to fund the Company's research and development activities and business operations.

          (2)  Private Placement:
               -----------------

          In January 1998, the Company commenced a private placement of its 10% Cumulative Convertible Preferred Stock, $.01 par value (the "Preferred Stock"), at a price of $10 per share. At the closing for this private placement, which was held in April 1998, the Company sold and issued 110,000 shares of Preferred Stock for an aggregate price of $1,100,000. The net proceeds of the private placement have been and will be used to augment the Company's working capital.

          The Preferred Stock bears a cumulative annual dividend of 10% (subject to increase to 12% in certain events) and is convertible into approximately 1.66 shares of Common Stock for each share of Preferred Stock, subject to adjustment for any stock splits, stock dividends, recapitalizations, reclassifications and similar events.

          The private placement, which was terminated on July 31, 1998, was carried out pursuant to available exemptions from registration under
          Section 4(2) of the Securities Act of 1933 and rules promulgated under that section.

          On October 9, 1998, the 110,000 shares of Preferred Stock outstanding were converted into 182,724 shares of Common Stock. At the same time, a total of 12,154 shares of Common Stock was issued in payment of the cumulative dividends on the Preferred Stock. The dividend was computed at 10% per annum and totalled approximately $51,534.


NOTE C -  NET LOSS PER SHARE:

          Net loss per share is computed by dividing the net loss by the weighted average number of shares of Common Stock outstanding during the period, plus Common Stock equivalents from the assumed conversion of Preferred Stock.


NOTE D -  LICENSE AGREEMENT:

          In July 1998, the Company entered into an agreement with Nestle S.A. ("Nestle") granting Nestle and its wholly-owned subsidiary, Alcon Laboratories, Inc. ("Alcon"), an exclusive, worldwide license for the use of the Company's proprietary microjet technology for corneal refractive surgery. Under the terms of the agreement, Alcon will register, manufacture, promote and market refractive microjet devices and consumables developed by the Company.

          In connection with the execution of the agreement, a payment in the amount of $500,000 was made by Alcon to the Company. The agreement provides for future payments and royalties based on the attainment of certain milestones and upon sales by Alcon of the Company's products.

ITEM 2.   MANAGEMENT'S DISCUSSION AND
          ANALYSIS OR PLAN OF OPERATION

This Quarterly Report on Form 10-QSB, including any documents that are incorporated by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Generally, such statements are indicated by words or phrases such as "anticipate," "expect," "intend," "management believes" and similar words and phrases. Such statements are based on the Company's current expectations and are subject to risks, uncertainties and assumptions. Certain of these risks are described or referred to below under "Certain Considerations" and in the introduction to Part I of the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1997 on file with the Securities and Exchange Commission and are incorporated herein by this reference. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected, intended or believed.


GENERAL

The Company is engaged in the research and development of medical technology and, with a current emphasis on ophthalmic surgical technology and equipment, has developed a proprietary technology and derivative devices for corneal surgery. During the remainder of 1998, the Company expects to continue its research and development activities, with a principal focus on ophthalmic surgical technology and equipment, and to commence early exploratory work on orthopedic and other applications of its technology. The Company is a development stage company.


RESULTS OF OPERATIONS

The Company has not yet initiated sales of its products and, consequently, had no sales revenues during the three months or nine months ended September 30, 1998. In connection with the execution of the license agreement with Nestle (as described under "License Agreement" in Note D of Notes to the Condensed Interim Financial Statements), a payment in the amount of $500,000 was made by Alcon to the Company during the three months ended September 30, 1998. This amount has been reflected as License Fee Income in the accompanying Condensed Interim Financial Statements.

Total costs and expenses during the three months ended September 30, 1998 increased by $195,538 (31.3%) to $821,210 from $625,672 for the comparable period of 1997. This was primarily due to a net increase in staff (to seventeen full-time and two part-time employees from seventeen full-time employees) and an increase in professional fees as the Company continued its research and development and clinical trials activities, offset in part by a reduction in the use of outside consultants (their duties being assumed by the staff). Expenses were also higher during the 1998 period due to increased purchases for materials, testing and analysis and higher insurance costs associated with the higher level of activity.

During the nine months ended September 30, 1998, total costs and expenses increased by $364,173 (19.1%) to $2,270,235 from $1,906,062 for the comparable period of 1997, generally for the same reasons as during the three-month period.

Other income/expense consists of interest income and interest expense and finance charges. Net interest income for the three months ended September 30, 1998 decreased by $15,824 (49.2%) to $16,326 from $32,150 for the comparable period of 1997. This decrease principally results from income earned on the Company's short-term investments which were lower in the 1998 period, reflecting the utilization of these funds to continue the Company's research and development activities.

For the nine months ended September 30, 1998, net interest income decreased by $72,662 (61.5%) to $45,444 from $118,106 for the comparable period of 1997 for the same reason as during the three-month period.


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the Company's working capital was $595,949. Until the consummation of the Offering, the Company's liquidity requirements were met through private sales of Common Stock and short-term borrowings from affiliates of the Company, including Eugene I. Gordon, Ph.D., the founder of the Company and its Chairman of the Board and Chief Executive Officer. All such loans were repaid utilizing proceeds of the Offering. The Company has no long-term indebtedness.

In January 1998, the Company commenced a private placement of its Preferred Stock at a price of $10 per share. Pursuant to the private placement, the Company sold and issued 110,000 shares of Preferred Stock for an aggregate price of $1,100,000, the net proceeds of which were released to the Company following a closing in April 1998 and added to the Company's working capital. The private placement was terminated on July 31, 1998.

On July 23, 1998, the Company entered into an agreement with Nestle S.A. ("Nestle") pursuant to which the Company granted Nestle and its wholly-owned subsidiary, Alcon Laboratories, Inc. ("Alcon"), an exclusive, worldwide license for the use of the Company's proprietary microjet technology for corneal refractive surgery. Under the terms of the agreement, Alcon will register, manufacture, promote and market refractive microjet devices and consumables developed by the Company. In connection with the execution of the agreement, a payment in the amount of $500,000 was made by Alcon to the Company. The agreement also provides for future payments based on the attainment of certain milestones and upon sales by Alcon of the Company's products.

The Company has not yet obtained marketing approval for the devices covered by the license agreement, and the timing and amount of any future payments to the Company under the agreement will depend upon the Company's success in obtaining such approvals and certain other events, all of which cannot be predicted with any certainty.

Throughout the second half of 1998, the Company has been seeking additional capital to finance its 1999 business plan. The Company expects that this activity will be successful but, because of the depressed equity and capital markets since June, it is apparent this will take considerably more time to complete. Pending obtaining additional financing, the Company made the decision to curtail several operational activities as well as to downsize its employee base in order to husband and stretch its existing capital to the next financing.

On October 30, 1998, the Company dismissed 7 of its 19 employees. It also significantly reduced the salary of the management group, some reductions being as large as 50%. The specific goal was to reduce the Company's monthly expenditures by 60%, to approximately $100,000. The Company will focus on fulfilling its commitment with respect to its agreement with Alcon. The Company also intends to complete a filing with the FDA for Section 510(k) approval for the use of its HydroBrush(TM) Keratome for treatment of pterygium, and complete associated clinical studies. Assuming the application is approved, no attempt will be made to manufacture or market the device until the necessary funding is available. The Company has not excluded the possibility of licensing the HydroBrush(TM) Keratome to a third party at some future date. The Company will also begin to submit proposals to the government and to industrial organizations to fund some of the costs of the study of other medical applications of its technology platform. Finally, the Company will continue explorations and analyses of potential new medical applications of its novel microjet technology.

The Company anticipates that the remaining net proceeds from the private placement of its Preferred Stock, together with the payment received by the Company in connection with the execution of the license agreement, will be sufficient to meet the Company's 1998 working capital and planned capital expenditure requirements. The Company will need to raise additional capital in late 1998 or early 1999 to maintain its current scope of operations. The Company currently has no commitment or arrangement for any such capital, however, and there can be no assurance whether or on what terms it will be able to obtain any needed capital. If additional financing is not available, the Company would be materially adversely affected and be required to further curtail or cease its current operations.


CERTAIN CONSIDERATIONS

The Company's current strategy is to selectively license its ophthalmology products where appropriate. To date, the Company has entered into one such agreement to license its proprietary microjet technology for corneal refractive surgery only. If the Company is unable or elects not to enter into additional license agreements with respect to its other products, it may undertake the manufacture and marketing of such products directly. At present, the Company has not decided whether to license or manufacture and market its HydroBrush(TM) Keratome product for epithelial removal and treatment of pterygium. If manufactured internally, the Company's proposed products must be produced in commercial quantities in compliance with regulatory requirements at acceptable costs. Production in clinical or commercial-scale quantities will involve scale-up challenges for the Company. The Company currently has no volume manufacturing capacity or experience in manufacturing medical devices or any other products. If the Company elects to manufacture certain of its potential products, it would be required to establish its own manufacturing capabilities, which would require significant scale-up expenses and additions to facilities and personnel. There can be no assurance that the Company would be able to obtain the necessary regulatory approvals on a timely basis, or at all, and delays in receipt of, or failure to receive such approvals, or loss of previously received approvals, would have a material adverse effect on the Company. There can be no assurance that the Company will be able to enter into agreements with third parties with respect to the manufacture of any products or develop its own manufacturing capability at an acceptable cost.

The Company's dependence on third parties for the manufacture of its products may adversely affect the Company's profit margins and its ability to develop and deliver such products on a timely basis. Moreover, there can be no assurance that such third parties will perform adequately, and any failures by third parties may delay the submission of products for regulatory approval, impair the Company's ability to deliver products on a timely basis, or otherwise impair the Company's competitive position and any such failure could have a material adverse effect on the Company.

If the Company does not enter into additional license or distribution arrangements with respect to its products other than those related to its proprietary microjet technology for corneal refractive surgery, it may undertake the marketing and sale of its own products. In such event, the Company intends to market and sell its products in the United States and certain foreign countries, if and when regulatory approval is obtained, through a direct sales force or a combination of a direct sales force and distributors. The Company currently has no marketing organization and has never sold a product. Establishing sufficient marketing and sales capabilities will require significant resources. There can be no assurance that the Company will be able to recruit and retain skilled sales management, direct salespersons or distributors, or that the Company's marketing or sales efforts will be successful. To the extent that the Company enters into distribution arrangements for the sale of its products, the Company will be dependent on the efforts of third parties. There can be no assurance that such efforts will be successful.

OTHER MATTERS

The Company has been assessing its "Year 2000" computer readiness and exposure to Year 2000 issues. In connection with such assessment, the Company initiated a review of all information technology systems utilized by the Company. The Company uses no internally-developed systems, only those available from commercial software vendors. As part of its review, the Company has received confirmation from its principal software vendors that such systems are Year 2000 compliant. Based on its review to date, the Company believes there are no major Year 2000 compliance issues with respect to its information technology systems, and, therefore, the Company has not and does not intend to prepare a contingency plan for these systems. The Company anticipates that the total cost for its Year 2000 compliance efforts will not exceed $5,000.

In addition, although the Company has not yet initiated commercial production of any of its products, the list of component parts used in those products was reviewed and it was determined that multiple vendors, parts suppliers or contract manufacturers are available to the Company for all of the critical component parts of these products. Although there are no vendors currently engaged by the Company for products to be manufactured, when engaging vendors, the Company will ascertain that they are compliant. Based on its review to date, the Company believes, in the most likely worst case scenario, that Year 2000 issues would have only a minimal impact on the Company.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

On April 21, 1998, the Company was served with a complaint by the New Jersey Institute of Technology ("NJIT") commencing a lawsuit in the United States District Court for the District of New Jersey ("U.S. District Court"). Each of the Company, Eugene I. Gordon, Ph.D. (the Company's Chairman and Chief Executive Officer), a former employee of the Company, certain patent law firms and an individual were named as defendants. The complaint alleges that the defendants, with deceptive intent, failed to name an NJIT professor and/or NJIT research associate as a co-inventor on the Company's U.S. Patent No. 5,556,406 on the "Lamellar Surgical Device and Procedure" (the "Patent") and breached fiduciary duties and contractual obligations owed to NJIT. The complaint seeks monetary damages from the Company and an order directing that the Company's Patent (and corresponding foreign patents and patent applications) be assigned and transferred to NJIT. It further seeks an order that NJIT has not infringed any claims of such Patent and a declaratory judgment that all of the Company's claims under such Patent are invalid and unenforceable against NJIT.

NJIT's patent application relating to a refractive corrective procedure based on the use of an isotonic waterjet had previously been denied by the Patent and Trademark Office as inoperable. NJIT also learned that a similar invention had been made and disclosed publicly prior to the NJIT invention. NJIT did not contest the ruling and did not pursue a U.S. patent. The three inventors of the subject of such denied patent application, one of which was Dr. Gordon, had assigned such patent application to NJIT as part of a dispute settlement in which NJIT agreed to grant an exclusive license to the Company of the patent rights under such patent application. That license was terminated by the Company. NJIT then claimed, without being specific, that the Company's Patent emanated from the earlier invention. Prior to being served with the complaint by NJIT, the Company and Dr. Gordon had filed a complaint, on March 27, 1998, against NJIT in the Superior Court of the State of New Jersey, Middlesex County, seeking a declaratory judgment that NJIT had no ownership or other interest in the patent rights to the Company's Patent and seeking certain monetary damages. NJIT has moved to have the Company's lawsuit removed to the U.S. District Court and included in its lawsuit. The Company has moved to have the NJIT lawsuit dismissed on the basis that NJIT has not been harmed by the Company's Patent and therefore it cannot challenge its validity.

During October 1998, the lawsuit brought in U.S. District Court by NJIT was dismissed on jurisdictional grounds. In addition, the U.S. District Court also held that NJIT improperly removed the Company's state court action and ordered that action remanded to the state court. NJIT has appealed the remand action and has informed the Company that it intends to appeal the dismissal of its lawsuit brought in U.S. District Court. These matters are in the preliminary stages and no prediction can be made as to their final outcome.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a) Not applicable.

     (b) Not applicable.

     (c) Not applicable.

     (d) The Company's Offering was consummated in August 1996. Since that time, through September 30, 1998, the Company has applied all of the net proceeds realized in the Offering (in the aggregate approximate amount of $5,600,000) in the following manner: $362,000 for the purchase and installation of machinery and equipment; $715,000 for the repayment of indebtedness; $1,229,000 for working capital; $56,000 for patent and trademark filings; and $3,238,000 for research and development and human clinical trials (which includes compensation expense attributable to employees performing solely research and development functions in the amount of $1,089,000). Other than the repayment of indebtedness in the aggregate amount of $415,000, none of such payments were made to directors, officers, general partners of the Company or their associates, to persons owning 10% or more of any class of equity securities of the Company, or to affiliates of the Company.


Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None


Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits

              10 Exclusive License Agreement, effective as of July 22, 1998, between the Company and Nestle S.A.
              11 Statement regarding computation of per share earnings 27 Financial Data Schedule

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 13, 1998                  MEDJET INC.
                                    ------------------------------
                                    (Registrant)

                                     /s/ Eugene I. Gordon
                                    ------------------------------
                                    Eugene I. Gordon, Ph.D.
                                    Chairman of the Board and
                                    Chief Executive Officer


                                     /s/ Terence A. Walts
                                    ------------------------------
                                    Terence A. Walts
                                    President and Chief Operating Officer


                                     /s/ Thomas M. Handschiegel
                                    ------------------------------
                                    Thomas M. Handschiegel
                                    Chief Financial Officer and
                                    Chief Accounting Officer

                                  MEDJET INC.

                               INDEX TO EXHIBITS



EXHIBIT NO.        DESCRIPTION

    10 Exclusive License Agreement, effective as of July 22, 1998, between the Company and Nestle S.A.

    11             Statement regarding computation of per share earnings

    27             Financial Data Schedule