Form 10KSB40
period 1998-12-31
MEDJET INC
filed 1999-04-13
CIK 932265

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ______________________

                                  FORM 10-KSB
(MARK ONE)
              [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998

            [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from      to

                       Commission File Number : 1-11765

                                  MEDJET INC.
             (EXACT NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

      DELAWARE                                           22-3283541
(STATE OR OTHER JURISDICTION OF
 INCORPORATION OR ORGANIZATION)      (I.R.S EMPLOYER IDENTIFICATION  NO.)

                    1090 KING GEORGES POST ROAD, SUITE 301
                           EDISON, NEW JERSEY 08837
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      Registrant's telephone number, including area code: (732) 738-3990

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

     Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

     Issuer's revenues for the fiscal year ended December 31, 1998 were $500,000.

     The aggregate market value of the voting stock held by non-affiliates of the Issuer as of March 31, 1999 was approximately $2,001,084.

      As of March 31, 1999, 3,881,158 shares of the Issuer's Common Stock, par value $0.001 per share, were outstanding.

               _________________________________________________

                     DOCUMENTS INCORPORATED BY REFERENCE.

     Proxy Statement for the 1999 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission on or before April 30, 1999) is incorporated by reference in Part III hereof.

     Transitional Small Business Disclosure Format (check one): Yes____ No X.
                                                                          ---

                               TABLE OF CONTENTS
                               -----------------

                                                                Page
                                                                ----
PART I
ITEM I.  DESCRIPTION OF BUSINESS................................  3
     OVERVIEW...................................................  3
     APPLICATIONS OF COMPANY TECHNOLOGY.........................  4
          OPHTHALMOLOGY.........................................  4
          DENTAL................................................  5
     PATENTS....................................................  9
     FDA REGULATION.............................................  9
     OTHER U.S. GOVERNMENT REGULATION........................... 11
     FOREIGN GOVERNMENT REGULATION.............................. 11
     COMPETITION................................................ 12
     EMPLOYEES.................................................. 13
     PRODUCT LIABILITY INSURANCE................................ 13
ITEM 2.  DESCRIPTION OF PROPERTY................................ 14
ITEM 3.  LEGAL PROCEEDINGS...................................... 14
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.... 15

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.................................... 16
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION.............................................. 18
ITEM 7.  FINANCIAL STATEMENTS................................... 29
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.................... 45

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF
         THE EXCHANGE ACT....................................... 45
ITEM 10. EXECUTIVE COMPENSATION................................. 45
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT......................................... 45
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......... 45
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K....................... 45

This annual report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes," and similar language. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Description of Business" and "Management's Discussion and Analysis or Plan of Operation." Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them.

                                     PART I

ITEM I.  DESCRIPTION OF BUSINESS.

OVERVIEW

Medjet Inc. (the "Company"), is engaged in research and development of medical technology. The plan for the Company has been to develop products based on its platform technology and then to license these until its income is adequate to support manufacturing and marketing activities on new products. The initial emphasis has been on ophthalmic surgical technology and equipment. The Company has developed a proprietary technology and derivative devices for vision-correction surgery of the cornea. The Company's technology platform is based on small-diameter, fluid microjets moving at various speeds above supersonic, depending on the specific application. For cutting, the beam is scanned across the tissue to be cut. In each application, the scanned microjet beam substitutes for conventional, metal, sapphire or diamond oscillating blades, or lasers.

The Company is in the development stage and has not sold any products. To date, the Company's research and development activities on vision correction have been limited to constructing and testing experimental versions of microkeratomes for eye surgery and conducting a limited number of feasibility studies using porcine, rabbit and human cadaver eyes and live animals to prove that the beam of water can smoothly incise and shape the anterior surface of the cornea and that the cornea will heal properly after the surgery. Human blind eye trials are anticipated to begin in the third quarter of 1999.

On July 23, 1998, the Company entered into an agreement with Nestle S.A. ("Nestle") pursuant to which the Company granted Nestle and its wholly-owned subsidiary, Alcon Laboratories, Inc. ("Alcon" or "Licensee"), an exclusive, worldwide license for the use of the Company's proprietary microjet technology for corneal refractive surgery. Under the terms of the agreement ("Agreement"), Alcon will register, manufacture, promote and market refractive microjet devices and consumables developed by the Company. In connection with the execution of the Agreement, a payment in the amount of $500,000 was made by Alcon to the Company. The Agreement also provides for future payments based on the attainment of certain milestones, provides for minimum royalty payments starting in the year 2000, and provides for royalties upon sales by Alcon of the Company's products. During March 1999, the Agreement was amended and Alcon agreed to make additional payments to the Company to cover the cost of the transfer to Alcon of the Company's technology, some of which will be credited against future royalties owed to the Company. The transfer process is moving forward.

The Licensee has not yet obtained clearance or other marketing approval for the devices covered by the Agreement, and the timing and amount of any future royalty payments to the Company under the Agreement will depend upon the Licensee's success in obtaining such clearances or approvals and certain other events, which cannot be predicted with any certainty. The Company believes the potential cash flow from royalties should be adequate to support development of additional products and possibly allow for their manufacture, promotion and marketing, if that proves to be a better choice than licensing.

The Company has filed a patent application and is evaluating the potential use of waterjets for treatment of dental caries. Initial feasibility tests have been promising and the Company believes this development program may yield a product with significant market potential. See "Management's Discussion And Analysis Or Plan Of Operation."

The Company was incorporated under the laws of the State of Delaware on December 16, 1993. Its offices are located at 1090 King Georges Post Road, Suite 301, Edison, New Jersey 08837; its telephone number is (732) 738-3990.

APPLICATIONS OF COMPANY TECHNOLOGY

The Company believes that the microjet produces less tissue trauma and is potentially more accurate than blades or lasers for tissue separation or removal. The Company also believes that such microjets will bring new surgical capability and performance to the clinic or operating room and may become the standard of care for the treatment of several diseases and conditions. The Company's current focus has been on applications in ophthalmology but believes that its proprietary microjet technology has additional surgical applications. Although only limited studies of such other applications have been carried out to date, specific applications currently being investigated include ophthalmology and dentistry. The Company intends to develop additional product applications, provided adequate funds are generated from the Alcon Agreement or other sources.

OPHTHALMOLOGY

DISEASES OF THE CORNEA AND THERAPEUTIC TREATMENT. The cornea is the clear window that, in addition to allowing light into the eye for the purpose of vision, provides most of the focusing power of the vision system of the eye. The anterior surface of the cornea is covered with a thin layer called the epithelium. Although the epithelium has no blood cells, it has nerve cell endings which can be a source of pain in the cornea.

FIRST PRODUCT; REMOVAL OF EPITHELIUM. The Company has demonstrated that its technology can be used to remove the epithelium, a procedure called hydro-epithelial keratoplasty ("HEK"). HEK may be used to treat diseases of the epithelium or damage to the epithelium that sometimes occurs. Epithelial removal is often the first step in surgery of the cornea. It may be used beneficially as the first step in the currently-used laser vision correction or refractive surgery technique known as photo-refractive keratectomy ("PRK"). Management believes that the HEK procedure is superior to currently used techniques. However, interest in PRK has waned along with the growing enthusiasm for a modified form of the PRK technique. The device to carry out HEK procedures, the Hydrobrush(TM) Keratome, has been cleared for marketing by the FDA. However, the Company has decided to postpone indefinitely the introduction of this product because of cash constraints (see "Management's Discussion and Analysis or Plan of Operation") and the limited market currently foreseen for this application.

SECOND PRODUCT; THERAPEUTIC APPLICATION OF THE MICROJET MICROKERATOME. Approximately 40,000 corneal procedures, primarily full transplants, are performed annually in the United States. The Company believes that the microjet microkeratome would allow Hydro Therapeutic Keratoplasty ("HTK"), partial transplants, which would be more desirable and safer than full transplants. HTK may also be used to create a uniform thickness flap of corneal tissue as the first step in a current modification of the PRK technique known as the Laser Ablation System for In-situ Keratomileusis ("LASIK"). Currently, the flap is made by blade-based microkeratomes which, in management's view, are somewhat unsafe, difficult to learn and, despite great success for LASIK, have limited its use as an alternate to PRK.

The Company's microjet-based microkeratome is known as the HydroBlade(TM) Keratome. In the therapeutic application of the HTK microkeratome, the thickness and diameter of the removed tissue can be predetermined. The smooth and precise cut of the HTK microkeratome allows for relatively simple positioning of the replacement (donor) tissue after removal of the targeted tissue and relatively quick healing. Partial transplants greatly reduce rejection effects and allow use of donors over age 65, thereby increasing the donor pool.

THIRD PRODUCT; REFRACTIVE DISORDERS AND CORRECTION. A subsequent and potentially more commercially valuable use of the HydroBlade(TM) Keratome is for refractive surgery through Hydro Refractive Keratoplasty ("HRK"). Subsequent to the permitted marketing of the HydroBlade(TM) Keratome for HTK, the Licensee intends to seek FDA clearance to market the device for HRK. Upon clearance or other marketing approval by the FDA of the HydroBlade(TM) Keratome for HRK, Alcon would be responsible for marketing this product to individual or affiliated groups of ophthalmologists for treatment of patients in a clinical setting. The Company expects to derive its early income from royalties on Licensee's revenue derived by selling a basic system and disposables.

DENTAL

FOURTH PRODUCT. Based on the Company's product development criteria, the next area identified for development is treatment of dental caries. The dental caries is a progressive, infected and decayed portion of a tooth. A break in the enamel allows the dentin making up the hard portion of the tooth to be infected. Unchecked, the decayed region enlarges, leading to nerve involvement, pain, temperature sensitivity, and ultimately loss of the structural integrity of the tooth. The standard treatment for a dental caries is to remove all the decayed, infected portion within the dentin and to fill the resulting cavity. The removal process involves drilling out the affected area of the tooth until only sound dentin remains. More recently, dental lasers are coming into use.

It is frequently necessary to use local anesthesia to avoid pain or the fear of pain. Administration of anesthesia takes preparation, requires time and adds to the cost. The area surrounding the treated tooth is numb following the procedure. Patient apprehension is frequently high and treatment is sometimes delayed for that reason. Not all regions of the tooth are readily accessed by the drill or laser.

Based on its limited experiments to date, the Company believes that the decayed and infected tissue within the cavity of a tooth, the caries, can be removed without damage to the surrounding sound dentin by directing a coherent microjet of the appropriate parameters into the volume of the caries. The Company has observed that this destroys the caries and washes it out. Although it has not yet been confirmed on live patients, the Company believes that the treatment, if perfected, may require no anesthesia in many circumstances and that the associated time and cost saving and the perceived advantages of the microjet technique over traditional treatments are potentially significant.

A patent application has been filed and a preliminary associated handpiece and pump have been constructed. Based on its own internal market study, the Company believes that a significant market potentially exists for this procedure and product.

TECHNOLOGY FOR OPHTHALMOLOGY. A scanned circular beam is used for shaving thin, shaped layers from the cornea in a procedure known as lamellar keratoplasty or keratomileusis. The device normally used to perform lamellar keratoplasty is known as a blade microkeratome. The procedure with the new microjet microkeratome potentially may be used to treat diseases of the cornea as well as to correct vision deficiencies such as nearsightedness ("myopia"), farsightedness ("hyperopia") or astigmatism, eliminating or reducing the need for spectacles or contact lenses. Internal layers of the cornea, either parallel or shaped (resembling contact lenses), are excised in order to reshape the anterior cornea surface to achieve close-to-ideal focusing. In combination with a template of prescribed dimensions and shape, and setting the scanning speed of the microjet, the shape of the layer to be removed can be determined in advance.

The Company's HydroBlade(TM) Keratome, which consists of a microjet nozzle and a globe fixation device, is used with a miniature high pressure system. It operates at a pressure of 20,000- to 25,000-psi. In this case, scanning across the cornea is accomplished by sliding the microjet nozzle within the globe fixation device. The Company believes that the HydroBlade(TM) Keratome, when used in HTK, would be used similarly to other microkeratomes but would allow for safe removal of layers of corneal tissue of a predetermined shape and thickness with a higher degree of accuracy and far less tissue damage. This has already been demonstrated on cadaver eyes. The licensee, Nestle and its subsidiary Alcon Laboratories, Inc., intends to perform ease-of-use clinical trials and then to submit a Section 510(k) notification for a ruling of substantial equivalence to current microkeratomes, which may result in permission for Alcon to market the HydroBlade(TM) Keratome for HTK.

In combination with other elements of the Company's devices, a fan shaped microjet beam is capable of removing the epithelium (the front surface of the eye), without damaging the underlying Bowman's layer, in a procedure known as epithelial keratoplasty. Although scalpels are normally used to scrape away the epithelium in treating disorders or damage to the epithelium, they may damage the Bowman's layer.

TECHNICAL BACKGROUND. The human eye consists of a hollow, flexible globe approximately 25 millimeters in diameter, which is filled with a vitreous fluid. The optical part of the eye functions much like an automatic focus video camera, incorporating a variable focus lens system (the fixed focus cornea and the variable focus internal lens) which adjusts the sharpness of the image on the retina, a variable aperture system (the iris) which regulates the amount of light falling on the retina, and a sensory array (the retina) which converts the focused image into electrical signals which are transmitted through the optic nerve to the brain for image processing and storage to achieve the best image. Approximately 70% of the focusing power of the eye resides in the cornea. The precise focusing power of the cornea is a function of the curvature of the anterior corneal surface. The internal lens of the eye also has focusing power and the ability to adjust its focusing power to achieve the best focus for near or far objects; however, its ability to so adjust is limited and tends to decrease with age, ultimately disappearing.

Most common refractive problems result from an inability of the optical system of the eye to focus images on the retina properly with normal accommodation. The extent of this inability to focus an image of an object at a distance of 20 feet is known as refractive error. For instance, in the nearsighted eye, light rays from an object at a distance of 20 feet focus in front of the retina, because the curvature of the cornea is too great. People with uncorrected myopia see nearby objects clearly, but distant objects appear blurry, even with accommodation. Conversely, in the uncorrected farsighted eye, light rays from an object at a distance of 20 feet focus behind the retina because the curvature of the cornea is too low. People with hyperopia see distant objects clearly, but may need correction so that nearby objects do not appear blurry. In the astigmatic eye, the curvature of the cornea is not uniform. This lack of uniform curvature makes it impossible for a person to focus clearly on an object at any distance without correction.

Refractive power is measured in diopters. The current ophthalmic measurement technology and the techniques for manufacturing eyeglasses and contact lenses can at its best produce a refractive correction that is within +/- 1/2 diopter of the optimum value for ideal vision. This residual error is generally viewed as acceptable for all purposes by ophthalmologists.

Vision disorders are currently treated primarily by eyeglasses, contact lenses or surgery, all of which compensate for the existing refractive error. Among the surgical techniques available to treat vision disorders are radial keratotomy ("RK"), PRK/LASIK and keratomileusis in situ ("KIS"). In RK, PRK/LASIK and KIS, the object of the surgery is to change the shape of the anterior corneal surface, thereby eliminating or reducing refractive error. PRK and LASIK are by far the dominant procedures.

PRK uses energy from a type of ultraviolet laser, known as an "excimer laser," to correct various types of refractive disorders by changing the curvature of the anterior corneal surface. The excimer laser emits ultraviolet light in very short, high energy pulses and "photo-ablates," or vaporizes, part of the anterior corneal surface to achieve a new curvature. PRK has been approved for use in the United States by the FDA for the correction of low to moderate myopia, hyperopia and astigmatism.

In the LASIK technique, the corneal flap is pulled back, and photo-ablation is performed directly on the exposed stromal surface to change its curvature. In both KIS and LASIK, the hinged flap is reset as closely as possible to its original position, where it adheres to the underlying stroma. Cutting errors in making the flap, occurring in a substantial fraction of the procedures, are a disadvantage of LASIK. PRK and LASIK produce corrections that are usually not optimum, typically leaving the eye within +/- 1 diopter of optimum, but sometimes worse. The corrections generally are not stable to within 1 diopter. This leaves the patient able to function without eyeglasses or contact lenses but not with the best possible vision and not under all conditions. See "Competition."

In HRK, using the HydroBlade(TM) Keratome, a single, hair-thin, supersonic water beam with a diameter of approximately 33 microns incises corneal material while a disposable template supports and shapes the cornea during surgery. Other parts of the HRK microkeratome include a miniature high pressure water storage element and related equipment, which together produce the water beam; a scanning mechanism to move the water beam across the cornea; and a template designed to support and shape the eye during surgery. The HRK microkeratome will be placed on the patient's eye during the surgical procedure. Once the HRK microkeratome is placed into position on the eye (directly over the area to be incised), to which it is attached by a globe fixation device (a suction device to align and fix the eye in place relative to a defining template and the microjet parts during surgery), the surgical cut takes less than one second. The total water volume used during the procedure, including the amount necessary to check the microjet beam and its performance, is less than a few drops. The Company believes that the thickness uniformity, the thickness control, and the roundness of the flap of the microjet microkeratome are substantially superior to the blade devices.

HRK can be done by four methods. In the first method, HRK1, a shaped slice of corneal tissue is removed without damage to the rest of the cornea. The shape and size of the removed portion corresponds to the error in refractive power of the cornea to be corrected, having the effect of the permanent removal of the equivalent of a contact lens. This is akin to PRK. In the second method, HRK2, a hinged flap is cut into the cornea and the underlying tissue is reshaped before the flap is replaced. The HRK microkeratome may be used to make the second, shaping cut or PRK may be used for shaping. In the third method, HRK3, the one the Company intends to exploit, the cut used to make the flap also shapes the underside of the flap and stromal bed to produce the desired correction. With a single cut lasting about 1 second, the entire procedure is complete. No laser is required. The Company believes that the third method is the simplest and safest and initially intends to seek FDA permission to market, or other approval, with respect to that method alone. A variation of the HRK3 procedure (HRK4) potentially allows even higher accuracy. Additional patents have been filed for these procedures.

PATENTS AND LICENSES. The Company has obtained U.S and international patents on the method and device for HTK and HRK and other patents, including one relating to HEK. Other of the Company's patents are pending. To the Company's knowledge, no other relevant patents have issued to others in this field and the Company believes that its patent position is strong. See "Legal Proceedings."

Alcon may distribute the Company's products internationally. Distribution of the Company's products in countries other than the United States may be subject to regulation in those countries. In some countries, the regulations governing such distribution are less burdensome than in the United States and Alcon may pursue marketing its products in such countries prior to receiving permission to market from the FDA. Alcon will endeavor to obtain the necessary government approvals in those foreign countries where the Company decides to manufacture, market and sell its products. See "Foreign Government Regulation."

DETAILED DISCUSSION. Through December 31, 1998, the Company has spent approximately $7,000,000 in its efforts to make products based on microjet technology commercially available. Such expenditures include research and development costs and expenses related to the HydroBrush(TM) Keratome and the HydroBlade(TM) Keratome. Research and development activities have consisted of developing, designing and constructing experimental versions of the Company's keratomes, and, since July 1994, conducting feasibility studies on over 2,000 porcine and rabbit corneas, dozens of human cadaver eyes and dozens of live rabbits. The purpose of the feasibility studies was to determine if the microjet beam could smoothly incise and shape the anterior surface of the cornea and to determine if the incised eye would heal. A second major objective has been to establish that HRK3 produces a full range of refractive corrections.

The Company has been highly satisfied with the results of the feasibility studies conducted to date. Specifically, the Company, using light and electron microscopes, has compared the cuts made by the microjet scalpel with cuts made by scalpels and lasers in other refractive surgical procedures. The Company believes that the cuts made by the microjet scalpel are cleaner and much less damaging than those made by conventional scalpels and lasers. The Company has found the corneal flaps created by the HTK microkeratome to be extremely close to parallel, as desired, and of the desired thickness (approximately 157 +/- 2 microns). The Company also found the shape of the cut stromal bed to be the desired spherical shape and the restored flap to fit the stromal bed with no discernable disparity in size or alignment. A full range of myopic, hyperopic and astigmatic corrections have been demonstrated. The Company's studies on rabbits have also shown that HRK incisions heal with much less wound healing response and haze than results from PRK removals.

The Company has constructed prototypes of a microkeratome designed for use in surgery on non-human primates and humans in a clinical setting.

PATENTS

The Company has sought to protect its proprietary interest in the HRK microkeratome by applying for patents in the United States and corresponding patents abroad. In September 1994, a U.S. patent application was filed in the name of Dr. Eugene I. Gordon and two employees of the Company, as inventors, which application was assigned to the Company. See "Legal Proceedings." The U.S. patent was issued on September 17, 1996 and covers a method and device for use of the HRK microkeratome, including use of a template for corneal shaping and holding, during use of a microjet microkeratome device. A corresponding international application has been filed, pursuant to the Patent Cooperation Treaty ("PCT"), with designation of all member countries foreign to the United States, including but not limited to Japan, the members of the European Patent Office, Canada, Mexico, Australia, Russia, China and Brazil. The PCT filing was published on October 16, 1996 and separate patent applications have been filed pursuant to the PCT filing. Some have issued. In addition, for countries not currently part of the PCT, patent applications have also been filed in Israel, Taiwan and South Africa. A related U.S. patent has issued on November 10, 1998. The U.S. patent relating to topographic corneal mapping, which has utility for surgery utilizing the HRK microkeratome, was issued to the Company on January 19, 1999. A patent application for the HydroBrush(TM) Keratome for HEK use has issued. Other U.S. patents on HRK3 and templates have been filed. A patent application has been filed for the treatment of dental caries. There is no assurance, however, that any additional patents will issue or that any issued patents will afford significant protection from competition.

FDA REGULATION

The components of the Company's HTK microkeratome and HRK microkeratome are medical devices. Accordingly, the Company is subject to the relevant provisions and regulations of the Federal Food, Drug, and Cosmetic Act (the "FD&C Act"), under which the FDA regulates the manufacturing, labeling, distribution, and promotion of medical devices in the United States. The FD&C Act provides that, unless exempted by regulation, medical devices may not be commercially distributed in the United States unless they have been approved or cleared by the FDA. There are two review procedures by which medical devices can receive such approval or clearance. Some products may qualify for clearance under a 510(k) notification. Pursuant to that procedure, the manufacturer submits to the FDA a pre-market notification that it intends to begin marketing its product. The notification must demonstrate that the product is substantially equivalent to another legally marketed product (i.e., that it has the same intended use and that it is as safe and effective as, and does not raise different questions of safety and effectiveness than does, a legally marketed device). In some cases, the 510(k) notification must include data from human clinical studies. In March 1995, the FDA issued a draft guidance document in connection with 510(k) notifications for medical devices, "Addendum: How to Submit a Premarket Notification [(510(k)]," which states that clinical data is not needed for most devices cleared by the 510(k) process. However, the Company anticipates that the FDA will require submission of human clinical trial ease-of-use data in connection with the Company's 510(k) notifications.

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

Based on a recommendation from the FDA, the Company's Licensee intends to file a 510(k) notification in 1999 in which it will seek to demonstrate that the HTK microkeratome is substantially equivalent to the currently available microkeratomes having a metal or diamond scalpel used for two types of lamellar keratoplasty. Under current FDA regulations, a microkeratome is defined as a device for shaving thin layers from the cornea and is classified as a Class I device, for which the simplest and quickest clearance process is available. The Company and the Licensee will seek to demonstrate that, for the purpose of making lamellar, or substantially lamellar, corneal incisions, the microjet scalpel and template included in the HTK microkeratome are substantially similar to a microkeratome with a metal or diamond scalpel.

The FDA has recommended to the Company that it seek permission to market the HTK microkeratome through a Section 510(k) notification together with ease-of-use data resulting from a small clinical trial. An investigational device exemption
(IDE) will not be required. It is the intention of the Licensee to file a notification with the FDA in the second half of 1999 relating to use of the HTK microkeratome. Although there can be no assurance that this will prove to be the case, permission granted for the 510(k) notification should enable the commencement of marketing efforts shortly thereafter. The time required would be far less than if the Company or its Licensee had to submit to the FDA a pre-market approval ("PMA") application. To obtain FDA clearance of a 510(k) notification, a company must prove its device is substantially similar to a marketed product and that the device is safe. PMA applications must demonstrate, among other matters, that the device is safe and effective. Although human clinical trial data is sometimes required to be submitted with a 510(k) notification, a PMA application is typically a more complex submission which usually includes the results of clinical studies, and preparing an application is a detailed and time-consuming process. Once a PMA application has been submitted, the FDA's review may be lengthy and may include requests for additional data.

Although the therapeutic uses described above are the initial intended uses for its two devices, the Company and its Licensee intend that other uses be made of the microjet microkeratome. One such use, for which the Company believes the potential market could be significant, is for refractive surgical correction. Therefore, the later phase of the FDA strategy relates to the HRK microkeratome. Although the Company believes that the HRK microkeratome may be considered for permission to market by the FDA through a 510(k) notification based upon the similarities of the microkeratome between the HTK use and the HRK use, obtaining such permission for the HRK microkeratome is likely to be somewhat more complicated than for HTK. There can be no assurance that either the HTK use or the HRK use will be permitted for marketing by the FDA. The differences between the two uses are found in the components, other than the microjet scalpel, which comprise the microkeratome. For the HRK microkeratome, the Company may be required to show that the procedure is effective, stable and does not decrease visual acuity to any significant extent.

The Company believes that, based on two features of the HRK microkeratome, it may also be considered for 510(k) notification by the FDA. First, based on the preliminary experimentation conducted with microjet microkeratomes, there are no known or anticipated physical or chemical processes that would impact on the safety of the HRK procedure. The microjet microkeratome cuts by mechanisms similar to that of conventional scalpels (although at speeds of more than 10 times greater), except that the Company believes that HRK would not produce certain side effects incident to other refractive surgery procedures. Such side effects include the inferior cut produced by the oscillating blade used in conventional microkeratomes, and the potential carcinogenic effects, dehydration from overheating and high amplitude shock waves to the eye resulting from the high energy, pulsed radiation used in the PRK/LASIK procedure. LASIK could represent the strongest competition to HRK. As a result of the anticipated safety issues, the FDA approval process for PRK involved numerous clinical studies on human eyes and took several years to complete. The Company believes that the FDA approval process for the HRK microkeratome should be shorter and entail fewer clinical studies in light of the expected higher level of safety and lack of anticipated side effects, in comparison to other previously permitted products, but there can be no assurance that this will be the case.

The second feature of the HRK microkeratome is the benign nature of the microjet cut. While a conventional scalpel tears the lamellae (layers of the stroma) and PRK completely or partially destroys the surface lamellae, the microjet beam has a unique cutting action which separates the various lamellae prior to cutting the targeted tissue, thereby preserving the integrity of the remaining lamellae and both localizing and minimizing the damage to the lamellae generally. The healing process following a microjet cut is expected to be less traumatic than that following a conventional scalpel cut or a PRK cut, as observed in rabbits, although the improved healing process has not yet been demonstrated in human eyes.

OTHER U.S. GOVERNMENT REGULATION

In addition to laws and regulations enforced by the FDA, the Company's products may also be subject to labeling laws and regulations enforced by the Federal Trade Commission. The Company is also subject to government regulations applicable to all businesses, including, but not limited to, regulations related to occupational health and safety, workers' benefits and environmental protection.

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

COMPETITION

The Company believes that primary competition for the HydroBlade(TM) Keratome will be blade-based microkeratomes. Blades are mechanically scraped across the cornea to accomplish the removal of the epithelium. Mechanical blades cut diseased tissue intended for removal. The use of such blades requires a high degree of skill and training and often does not produce satisfactory results.

If permitted or otherwise approved by the FDA and other regulatory authorities, HRK, using the Company's HydroBlade(TM) Keratome, will compete with other corrective means for refractive problems, including eyeglasses, contact lenses, other refractive surgery procedures (such as RK, PRK and ALK), and other technologies under development, such as LASIK, refractive intraocular lenses (lenses which are inserted into the eye behind the cornea), intrastromal lenses (lenses which are inserted into the stroma), corneal rings (transparent circles of acrylic which are inserted within the cornea outside the vision zone in order to correct the curvature of the corneal surface) and injection of hydrogel materials into layers of corneal tissue to change the curvature of the cornea. The healthcare field is characterized by rapid technological change. At any time, competitors may develop and bring to market new products or surgical techniques with vision correction capabilities superior to those of the Company's products or which would otherwise render the Company's products obsolete.

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

Other companies are engaged in refractive surgery research. Two companies, Summit Technology, Inc. ("Summit") and VISX Inc. ("VISX"), have received PMA approval on PRK and are profitable. In addition to Summit and VISX, there are a number of other large entities that currently market and sell laser systems overseas for use in refractive surgery, including Aesculap-Meditec GmbH, Technolas and Schwind, each of Germany, and Nidek of Japan. Many of these companies have substantially greater financial, technical and human resources than the Company and may be better equipped to develop, manufacture and market their technologies. In addition, many of these companies have extensive experience in preclinical testing and human clinical studies. These qualifications are not the case with respect to Alcon. Certain of these companies may develop and introduce products or processes competitive with or superior to those of the Company.

Furthermore, with respect to any other products the Company may, in the future, be permitted to commercially sell, it will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which the Company has no experience.

The Company's competition will be determined in part by those refractive surgery technologies that are ultimately approved for sale by regulatory authorities. The relative speed at which the Company and Alcon are able to develop the HRK microkeratome, complete the necessary governmental and regulatory approval processes, and manufacture and market commercial quantities thereof will be important competitive factors. The Company is aware of ongoing research at certain companies and institutions into a variety of procedures for corneal adjustment, as noted above, and refractive surgery, including microjet technology under development by Visijet (Surgijet) Inc. Visijet (Surgijet) Inc. holds narrow, apparatus patents for certain microjet technology utilized in connection with the treatment of cataracts and for HRK. Although Visijet (Surgijet) Inc. has not yet commercialized any products, it is possible that Visijet (Surgijet) Inc. or other companies will bring products to market prior to such time, if ever, that the Company and its Licensee are able to economically market commercial quantities of products.

Although the HRK microkeratome is still in the early stages of development and has neither been tested on live human eyes nor received the regulatory approval necessary for sale, the Company believes that Alcon has the potential to effectively compete with other refractive surgical techniques because of its relative simplicity, safety, efficacy and reduced risk of significant pain. In addition, HRK is expected to be less costly than PRK/LASIK, because of the high costs of the laser equipment and laser facility necessary for PRK/LASIK, and to be competitively priced with, or less costly than, other refractive surgery procedures.

EMPLOYEES

As of December 31, 1998, the Company had ten full-time employees, the majority of whom were engaged in research and development activities. As of such date, the Company also had consulting arrangements with one medical consultant and one marketing consultant. The Company's ability to design, develop, manufacture, market and sell its products successfully will depend to a large extent on its ability to attract and retain qualified personnel, for which competition is or may be intense. None of the Company's employees are represented by a union. The Company believes that its relations with its employees are satisfactory.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company had been leasing approximately 7,358 square feet of research and development, manufacturing and office space in Edison, New Jersey. The base rent under this lease, which was to expire December 31, 1999, was $93,550 per year. During February and March 1999, the Company renegotiated the terms of this lease, returned the manufacturing space and a portion of the office space under the lease, and entered into a new lease agreement for the approximately 4,982 square feet of research and development and office space remaining. Under the terms of the new lease, which will expire December 31, 2004, the base rent is $78,432 per year.

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


ITEM 3.  LEGAL PROCEEDINGS.

On April 21, 1998, the Company was served with a complaint by the New Jersey Institute of Technology ("NJIT") commencing a lawsuit in the United States District Court for the District of New Jersey ("U.S. District Court"). Each of the Company, Eugene I. Gordon, Ph.D. (the Company's Chairman and Chief Executive Officer), a former employee of the Company, certain patent law firms and an individual patent attorney were named as defendants. The complaint alleged that the defendants, with deceptive intent, failed to name an NJIT professor and/or NJIT research associate as a co-inventor on the Company's U.S. Patent No. 5,556,406 on the "Lamellar Surgical Device and Procedure" (the "Patent") and breached fiduciary duties and contractual obligations owed to NJIT. The complaint sought monetary damages from the Company and an order directing that the Company's Patent (and corresponding foreign patents and patent applications) be assigned and transferred to NJIT. It further sought an order that NJIT has not infringed any claims of such Patent and a declaratory judgment that all of the Company's claims under such Patent are invalid and unenforceable against NJIT.

NJIT's patent application relating to a refractive corrective procedure based on the use of an isotonic waterjet had previously been denied by the Patent and Trademark Office as inoperable. NJIT also learned that a similar invention had been made and disclosed publicly prior to the NJIT invention. NJIT did not contest the ruling and did not pursue a U.S. patent until October 1996. That patent has been allowed. The three inventors of the subject of such patent application, one of which was Dr. Gordon, had assigned such patent application to NJIT as part of a dispute settlement in which NJIT agreed to grant an exclusive license to the Company of the patent rights under such patent application. That license was terminated by the Company because the Company believed that the device did not operate as claimed and could be harmful to the patient. NJIT then claimed, without being specific, that the Company's Patent emanated from the earlier invention. Prior to being served with the complaint by NJIT, the Company and Dr. Gordon had filed a complaint, on March 27, 1998, against NJIT in the Superior Court of the State of New Jersey, Middlesex County, seeking a declaratory judgment that NJIT had no ownership or other interest in the patent rights to the Company's Patent and seeking certain monetary damages. NJIT removed the Company's lawsuit to the U.S. District Court, seeking to have it consolidated with its lawsuit. The Company moved to have its suit remanded to state court and to have the NJIT lawsuit dismissed on the basis that the federal court lacked jurisdiction over either action and that NJIT had not been harmed by the Company's Patent and therefore could not challenge its validity.

During October 1998, the lawsuit brought in U.S. District Court by NJIT was dismissed on jurisdictional grounds. In addition, the U.S. District Court also held that NJIT improperly removed the Company's state court action and ordered that action remanded to the state court. NJIT appealed the remand action and appealed the dismissal of its lawsuit brought in U.S. District Court. These appeals have been dismissed. The Company requested discovery in November 1998. To date, NJIT has produced very few responsive and relevant documents, and only partial answers to the Company's interrogatories. NJIT has not yet filed counterclaims. Accordingly, the Company believes the probability of an unfavorable outcome to be low, and therefore no amounts have been accrued, with respect to this lawsuit.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

                                    PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

During the third quarter of 1996, the Company consummated an initial public offering in which it issued and sold to the public a total of 1,232,143 Units (the "Units"), each Unit consisting of one share of common stock, $.001 par value, of the Company (the "Common Stock") and one Class A Redeemable Common Stock Purchase Warrant (the "Warrants") to purchase one share of Common Stock at a price of $10.00 per share for a 24-month period commencing on November 6, 1996. Prior to November 6, 1996, there was no market for the Common Stock or the Warrants. The Units became separable on that date and the Common Stock and the Warrants began trading separately on November 8, 1996. In July 1998, in connection with its private placement (described in the following paragraph), the Company agreed to extend the exercise period of the Warrants for an additional 12 months. As a result, the Warrants will expire on November 6, 1999, unless exercised prior to that time.

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

The Preferred Stock bore a cumulative annual dividend of 10% (subject to increase to 12% in certain events) and was convertible into approximately 1.66 shares of Common Stock for each share of Preferred Stock, subject to adjustment for any stock splits, stock dividends, recapitalizations, reclassifications and similar events.

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

The following table sets forth the range of high and low bid quotations per share of the Common Stock (symbol MDJT) and the Warrants (symbol MDJTW) for the periods indicated as reported by the OTC Bulletin Board. These quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                         Range of High and Low Bid Prices
                                         --------------------------------
                                             1998                   1997
                                       -----------------    -----------------
     COMMON STOCK

          First Quarter                   $   8.25 - $6.00        $ 7.625 - $6.75
          Second Quarter                  $ 7.25 - $6.0625        $8.625 - $7.625
          Third Quarter                   $ 7.5625 - $3.00        $ 8.625 - $7.00
          Fourth Quarter                  $ 3.00 - $.59375        $8.875 - $7.125

     WARRANTS
          First Quarter                   $ 2.0625 -$1.375        $ 2.375 - $1.50
          Second Quarter                  $  2.125 - $1.50        $ 2.375 - $2.25
          Third Quarter                   $ 2.125 - $.1875        $2.3125 - $2.00
          Fourth Quarter                  $.1875 - $.03125        $2.375 - $1.625

As of March 31, 1999, there were approximately 45 holders of record of the Common Stock and 10 holders of record of the Warrants.

The Company has never paid a cash dividend on its Common Stock and does not presently anticipate doing so in the foreseeable future, but expects to retain earnings, if any, to finance operations.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This annual report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes," and similar language. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the following discussion and in the previous discussion under "Description of Business." Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them.

GENERAL

The Company is engaged in research and development of medical technology, with a current emphasis on ophthalmic surgical technology and equipment and has developed a proprietary technology and derivative devices for corneal surgery based on microjets. The Company expects, during 1999, to continue its research and development activities focusing principally on ophthalmic surgical technology and equipment and to commence early exploratory work on dental applications of microjet technology. The Company is a development-stage company.

OVERVIEW. Since its inception in December 1993, the Company has been engaged in developing a technology suitable for surgery of the eye, in particular, vision correction surgery. The cost of entry into this market with a medical device is typically large and being a fledgling company, the Company initially focused on developing the technology to a point that it could license it. Using the technology already developed for ophthalmic applications, the Company believes that microjets can be used in a variety of other medical markets. Hence, management believes that it might be possible, using the income resulting from royalties on its initial products, to develop new devices, and potentially to manufacture and market these. A license vs. make and sell decision would be made in each case. Management exercises the following algorithm for choice of new areas for development:

     .    A broad or blocking patent could result.
     . The size of the conservatively estimated market could justify the development expense.
     .    The new device could satisfy an unmet need.

In 1998, the Company licensed its refractive surgery technology to Nestle S.A. and its Alcon Laboratories ophthalmic division ("Alcon"). While continuing the technology transfer efforts associated with having licensed its refractive surgery technology, the Company has initiated a new product area associated with treatment of dental caries.

THE PAST YEAR. The year 1998 has been a difficult year for the Company as a result of limited working capital. The last period has been one of paring personnel to a minimum, consistent with completing the technology transfer to Alcon and allowing development of a new technology option. The overriding constraint has been cash flow. Consequently, and as a result of the limited market currently foreseen for this application, the Company chose to postpone indefinitely introduction of its Hydrobrush(TM) Keratome for treatment of pterygium. The current rate of expenditures for staff and direct expenses, with current cash flow projections, is expected to allow the Company to manage until year-end 1999. This cash flow includes anticipated technology transfer payments by Alcon for the vision correction technology and the sale of NJ tax losses as described under "Liquidity and Capital Resources" below.

Starting in 2000, the Company anticipates receiving scheduled minimum royalties and milestone payments under its Agreement with Alcon. Assuming FDA clearance of the microkeratome devices and commercial marketing by Alcon, additional royalty payments are called for under the Agreement. Although there can be no assurances in this regard, management believes these payments will substantially relieve the Company's cash flow problems.

REFRACTIVE SURGERY. The Company's initial product under the licensing agreement, expected to be introduced next year, is a microkeratome for producing hinged flaps. Management of the Company believes this product has certain advantages compared to blade microkeratomes for producing flaps for the popular vision correction surgery using lasers known as LASIK. Management believes it should increase surgeon interest in performing this type of surgery and reduce the potential for patient complications. The perceived advantages of the waterjet microkeratome include:

     .    It produces uniform and precise thickness flaps.
     .    It operates at normal IOP.
     .    The flap is circular every time, with the desired vertical-edge shape.
     .    The procedure is quick and relatively easy.
     .    Tissue damage is minimal.

The basic microkeratome can be modified to make it suitable for vision correction surgery without the need for the laser. This should have a major
                   -------
impact on the vision correction market in terms of cost of the procedure and quality of the result. The Company anticipates that this product will be available in 2001.

Alcon is the foremost ophthalmologic company in the world and has current strong positions in cataract and vitrectomy surgery, but only nominal presence in vision correction surgery. Alcon is moving aggressively to transfer the Company's technology and to offer for sale a microkeratome and associated disposables. The waterjet product is expected to become the cornerstone of the refractive surgery products offered by Alcon.

The year 2000 income stream, assuming it materializes, is expected to support substantial development effort in new areas.

DENTAL CARIES. The Company's next proposed product development area is for waterjet treatment of dental caries. The Company has filed a patent application for this use. The waterjet product has the potential for treating dental caries and preparation of the tooth for filling.

FUTURE PRODUCTS. The Company has made an excellent start in its ophthalmic products. There are new product areas that build on the same technology platform that are under development, e.g., arthroscopic surgery. The Company's limited resources currently restrict its product development efforts. Nevertheless, management is optimistic about the Company's ability to move forward and patents are being filed.

RESULTS OF OPERATIONS

The Company has not yet initiated sales of its products and, consequently, had no sales revenues during the year ended December 31, 1998. In connection with the execution of the license agreement (as described under "Description of Business" above), a payment in the amount of $500,000 was made by Alcon to the Company and has been reflected as license fee income in the accompanying financial statements.

Total expenses during the year ended December 31, 1998 increased by $159,822 to $2,879,806 from $2,719,984 for the prior year. This was primarily due to the net increase in staff during the year (from an average of fifteen full-time employees in 1997 to an average of seventeen full-time employees in 1998, with ten full-time employees at December 31, 1998) and an increase in professional fees as the Company continued its research and development and clinical trials activities, offset in part by a reduction in the use of outside consultants (their duties being assumed by the staff). Expenses were also higher during 1998 due to increased purchases for materials, testing and analysis and greater insurance and occupancy costs reflecting additional office and laboratory space for pre-clinical research and development activities. Total expenses for the year ended December 31, 1998 also included approximately $400,000 in legal fees.

Other income/expense consists of interest income and interest expense. Net interest income decreased by $86,477 to $55,259 in 1998 from $141,736 in 1997. This decrease principally results from income earned on the Company's short-term investments which were lower in 1998, reflecting the utilization of these funds to continue the Company's research and development activities.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998, the Company's working capital was $79,352.

In January 1998, the Company commenced a private placement of its convertible Preferred Stock at a price of $10 per share. Pursuant to the private placement, the Company sold and issued 110,000 shares of Preferred Stock for an aggregate price of $1,100,000, the net proceeds of which were released to the Company following a closing in April 1998 and added to the Company's working capital. The private placement was terminated on July 31, 1998. On October 8, 1998, the Preferred Stock was converted into 182,724 shares of Common Stock and the Company paid the applicable dividend on the Preferred Stock by issuing a total of 12,154 shares of Common Stock.

Throughout the second half of 1998, the Company had been seeking additional capital to finance its 1999 business plan. Pending obtaining additional financing, the Company made the decision to curtail several operational activities as well as to downsize its employee base in order to husband and stretch its existing capital to the next financing. In October and November, 1998, the Company dismissed 9 of its 19 employees. It also significantly reduced the salary of the management group, in some cases by up to 50%. The specific goal was to reduce the Company's monthly expenditures by 60%, to approximately $100,000. The Company currently is focused on fulfilling its commitments with respect to the Agreement with Alcon, although the Company may seek to license the HydroBrush(TM) Keratome to a third party at some future date. The Company will also consider submitting proposals to the government and to industrial organizations to fund some of the costs of the study of other medical applications of its technology platform. Finally, as its financial resources permit, the Company will continue explorations and analyses of potential new medical applications of its microjet technology.

In January 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss ("NOL") Carryover and Research and Development Tax Credits ("R&D Credits") to corporate taxpayers in New Jersey. During 1999, the Company entered into an agreement under which it retained a third party broker to identify a buyer for the Company's NOL Carryover and R&D Credits. The anticipated net proceeds of this transaction ($594,209) have been recorded as a non-current deferred tax asset in the accompanying financial statements. There can be no assurances, however, that this proposed sale will occur. To the extent that the NOL Carryover and R&D Credits are sold, they will be unavailable to the Company to offset future New Jersey state taxes.

During March 1999, Dr. Gordon agreed to make available to the Company a loan of up to $250,000. Under the terms of this agreement, which has yet to be finalized, it is anticipated that the Company will pay a market interest rate and issue to Dr. Gordon warrants to purchase up to 50,000 shares of the Company's Common Stock. To date, no funds have been advanced under this agreement.

The Company anticipates that its cash on hand, together with the payments received and to be received by the Company in connection with the license agreement, plus the proposed loan from Dr. Gordon and the sale of its New Jersey State NOL Carryover and R&D Credits, will be sufficient to meet the Company's 1999 working capital and planned capital expenditure requirements. If, however, the Company incurs unexpected expenses, or if the New Jersey NOL Carryover and R&D Credits are not sold as anticipated, the Company may require additional financing prior to the end of 1999 in order to maintain its current operations. Although minimum royalty payments under the licensing agreement are anticipated to begin in early 2000, if the Company and Alcon fail to obtain FDA approval of the Company's HydroBlade(TM) Keratome device or Alcon's manufacturing and marketing of the device is otherwise delayed, the Company will need to raise additional capital to maintain its current scope of operations beyond the second quarter of 2000. The Company currently has no commitment or arrangement for any capital, and there can be no assurance whether or on what terms it will be able to obtain any needed capital. If additional financing is not available, the Company would be materially adversely affected and be required to further curtail or cease altogether its current operations.

The Company's current strategy is to exclusively license its products. As of the date of filing of this Annual Report on Form 10-KSB, the Company has entered into one such agreement, the Alcon Agreement, covering corneal refractive surgery. To the extent the Company does not enter into licensing arrangements, it may undertake the marketing and sale of its own products. In such event, the Company would be subject to the risks and uncertainties described below under "Additional Factors That May Affect Future Results - No Manufacturing Experience; Dependence on Third Parties."

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

NO REVENUES; UNCERTAIN PROFITABILITY; DEVELOPMENT STAGE COMPANY; HISTORY OF LOSSES. Since its inception, the Company has been principally engaged in developmental and organizational activities. To date, the Company has not yet initiated sales of its products and, consequently, had no sales revenues. In connection with the execution of the Alcon Agreement (as described under "Description of Business" above), a payment in the amount of $500,000 was made by Alcon to the Company. The Agreement also provides for future payments based on the attainment of certain milestones, minimum royalty payments starting in the year 2000, and royalties upon sales by Alcon of the Company's products.

No sales revenues are expected until, and only if, Alcon or the Company begins commercial marketing of the Company's microkeratomes or other products. In addition, commercial marketing of the Company's products in the U.S. will be contingent upon obtaining FDA permission or approval and possibly the approval of other governmental agencies. To date, only the Company's HydroBrush(TM) Keratome has been granted 510(k) notification from the FDA and is the Company's only product which has received the regulatory approvals required prior to the commencement of commercial marketing. The Company and Alcon are currently planning to seek FDA clearance of the HydroBlade(TM) Keratome device.
Regulatory clearance procedures are often extremely time consuming, expensive and uncertain. Accordingly, there can be no assurance that the Company and Alcon will be successful in obtaining marketing clearance of the HydroBlade(TM) Keratome or other devices or that, if such devices are cleared, it will be able to generate sufficient revenues to operate on a profitable basis.

The Company, which was founded in December 1993, is in the development stage, and its business is subject to all of the risks inherent in the establishment of a new business enterprise. The likelihood of success of the Company must be considered in light of the problems, expenses, complications and delays frequently encountered in connection with the formation of a new business, the development of new products, the competitive and regulatory environment in which the Company is operating and the possibility that its activities will not result in the development of any commercially viable products. There can be no assurance that the Company's activities will ultimately result in the development of commercially saleable or useful products.

The Company has experienced annual operating losses and negative operating cash flow since inception. At December 31, 1998, the Company had an accumulated deficit of approximately $5,000,000, excluding approximately $1,500,000 which was applied to additional paid-in capital when the Company converted from a subchapter S corporation to a C corporation for federal income tax purposes in connection with its initial public offering during August 1996. Unless and until the Company's product development and marketing activities are successful and its products are sold, of which there can be no assurance, the Company will not have any revenues to apply to operating expenses and the Company will continue to incur losses.

LICENSE AGREEMENT. Assuming FDA clearance of the Company's products can be obtained, the Company expects to receive significant future revenue from the Alcon Agreement (See "Description of Business"). There can be no assurance, however, that the Company will be able to fulfill its obligations under the Agreement, or that the Company will receive significant future revenue pursuant to the Agreement. Furthermore, the amount of royalties, if any, received by the Company will be largely dependent on the effort and success of Alcon in marketing and selling the licensed products. If the Company does not receive significant revenue from the Agreement, the Company's business, financial condition, and results of its operations may be materially adversely affected.

NEED FOR FUTURE FINANCING. The Company currently is focusing on its efforts pursuant to the Alcon license agreement and has suspended other product development efforts. To proceed with its planned research and development and possible marketing activities, the Company believes that it will require additional capital before, if ever, it reaches profitability and positive cash flow. As a result, the Company will be required to raise additional funds through public or private financing including grants that may be available for its research and development. In connection with a private placement offering (the "Private Placement") of the Company's Series A Convertible Preferred Stock, par value $.01 per share (the "Preferred Stock"), commenced in the first quarter of 1998, the Company, through its placement agent, raised $1,100,000 in the second quarter of 1998. There can, however, be no assurance that the Company will be able to obtain additional financing on terms favorable to it, if at all. If adequate funds are not available to satisfy short-term or long-term capital requirements, the Company may be required to reduce substantially, or eliminate, certain areas of its product development activities, limit its operations significantly, or otherwise modify its business strategy. The failure of the Company to obtain any other acceptable financing would have a material adverse effect on the operations of the Company. Without additional financing or the exercise of the Company's outstanding warrants or otherwise, the Company would become unable to maintain its current operations and would be unable to carry out its business plan. Except for currently outstanding warrants and options, the Company has no current plans, understandings or commitments to obtain any additional financing from the sale of its securities or otherwise. Additional financing from the sale of its securities may result in dilution of the Company's then current stockholders.

DEPENDENCE UPON A KEY OFFICER; ATTRACTION AND RETENTION OF KEY PERSONNEL. The business of the Company is highly dependent upon the active participation of its founder and Chief Executive Officer, Dr. Eugene I. Gordon. The loss or unavailability to the Company of Dr. Gordon would have a material adverse effect on the Company's business prospects and potential earning capacity. The recruitment of skilled scientific personnel is critical to the Company's success. There can be no assurance that it will be able to continue to attract and retain such personnel in the future. In addition, the Company's anticipated growth and expansion into areas and activities requiring additional expertise, clinical testing, governmental approvals, production and marketing of the Company's products (which would be required if the Company does not enter into licensing arrangements) is expected to place increased demands upon the Company's financial resources and corporate structure. The Company expects to satisfy such demands, if they arise, through the hiring of additional management personnel and the development of additional expertise by existing management.

UNCERTAINTY OF MARKET ACCEPTANCE; RELIANCE ON SINGLE TECHNOLOGY. Acceptance of the Company's products is difficult to predict and will require substantial marketing efforts and the expenditure of significant funds by a licensee or by the Company. There can be no assurance that the products will be accepted by the medical community once they are permitted or approved. Market acceptance of the Company's products will depend in large part upon the Company's ability to demonstrate the operational advantages, safety and cost-effectiveness of its products compared to other comparable surgical techniques. Failure of the products to achieve market acceptance will have a material adverse effect on the Company's financial condition and results of operations.

At present, the Company's only products (although still in development stage) are its microkeratomes, and the Company expects that its microkeratomes will be, if and when commercially available, its sole products for an indefinite period of time. The Company's present narrow focus on particular products makes the Company vulnerable to the development of superior competing products and changes in technology that could eliminate the need for the Company's products. There can be no assurance that significant changes in the foreseeable future in the need for the Company's products or the desirability of those products will not occur.

DEPENDENCE ON PATENTS AND PROPRIETARY RIGHTS. The Company's success will depend in part on whether it successfully obtains and maintains patent protection for its products, preserves its trade secrets and operates without infringing the proprietary rights of third parties.

The Company has sought to protect its proprietary interest in its products by applying for patents in the United States and corresponding patents abroad. The Company has three issued U.S. patents and one issued foreign patent. The Company has four U.S. patents pending, one of which has been allowed, and a large number of foreign patents in process. There can be no assurance that any other patent will be issued to the Company, that any patents owned by or issued to the Company, or that may issue to the Company in the future, will provide a competitive advantage or will afford protection against competitors with similar technology, or that competitors of the Company will not circumvent, or challenge the validity of, any patents issued to the Company. There also can be no assurance that any patents issued to or licensed by the Company will not be infringed upon or designed around by others or would prevail in a legal challenge, that others will not obtain patents that the Company will need to license or design around, that the microkeratomes or any other potential product of the Company will not inadvertently infringe upon the patents of others, or that others will not manufacture the Company's patented products upon expiration of such patents. There can be no assurance that existing or future patents of the Company will not be invalidated. Additionally, patent applications filed in foreign countries and patents granted in such countries are subject to laws, rules and procedures which differ from those in the United States. Patent protection in such countries may be different from patent protection provided by United States laws and may not be as favorable to the Company.

Also, there can be no assurance that the Company's non-disclosure agreements and other safeguards will protect its proprietary information and trade secrets or provide adequate remedies for the Company in the event of unauthorized use or disclosure of such information, or that others will not be able to independently develop such information. As is the case with the Company's patent rights, the enforcement by the Company of its non-disclosure agreements can be lengthy and costly, with no guarantee of success. There can be no assurance that the Company's program of patent protection, internal security of its proprietary information and non-disclosure agreements will be sufficient to protect the Company's proprietary technology from competitors.

INFRINGEMENT CLAIMS; LITIGATION. If any of the Company's products are found to infringe upon the patents or proprietary rights of another party, the Company may be required to obtain licenses under such patents or proprietary rights of such other party. No assurance can be given that any such licenses would be made available on terms acceptable to the Company, if at all. If required licenses were to be unavailable, the Company could be prohibited from using, marketing or selling certain technology and devices and such prohibition could have a material adverse effect on the Company.

On April 21, 1998, the Company was served with a complaint by the New Jersey Institute of Technology ("NJIT") commencing a lawsuit in the United States District Court for the District of New Jersey ("U.S. District Court"). Each of the Company, Eugene I. Gordon, Ph.D. (the Company's Chairman and Chief Executive Officer), a former employee of the Company, certain patent law firms and an individual patent attorney were named as defendants. The complaint alleged that the defendants, with deceptive intent, failed to name an NJIT professor and/or NJIT research associate as a co-inventor on the Company's U.S. Patent No. 5,556,406 on the "Lamellar Surgical Device and Procedure" (the "Patent") and breached fiduciary duties and contractual obligations owed to NJIT. The complaint sought monetary damages from the Company and an order directing that the Company's Patent (and corresponding foreign patents and patent applications) be assigned and transferred to NJIT. It further sought an order that NJIT has not infringed any claims of such Patent and a declaratory judgment that all of the Company's claims under such Patent are invalid and unenforceable against NJIT.

NJIT's patent application relating to a refractive corrective procedure based on the use of an isotonic waterjet had previously been denied by the Patent and Trademark Office as inoperable. NJIT also learned that a similar invention had been made and disclosed publicly prior to the NJIT invention. NJIT did not contest the ruling and did not pursue a U.S. patent until October 1996. That patent has been allowed. The three inventors of the subject of such patent application, one of which was Dr. Gordon, had assigned such patent application to NJIT as part of a dispute settlement in which NJIT agreed to grant an exclusive license to the Company of the patent rights under such patent application. That license was terminated by the Company because the Company believed that the device did not operate as claimed and could be harmful to the patient. NJIT then claimed, without being specific, that the Company's Patent emanated from the earlier invention. Prior to being served with the complaint by NJIT, the Company and Dr. Gordon had filed a complaint, on March 27, 1998, against NJIT in the Superior Court of the State of New Jersey, Middlesex County, seeking a declaratory judgment that NJIT had no ownership or other interest in the patent rights to the Company's Patent and seeking certain monetary damages. NJIT removed the Company's lawsuit to the U.S. District Court, seeking to have it consolidated with its lawsuit. The Company moved to have its suit remanded to state court and to have the NJIT lawsuit dismissed on the basis that the federal court lacked jurisdiction over either action and that NJIT had not been harmed by the Company's Patent and therefore could not challenge its validity.

During October 1998, the lawsuit brought in U.S. District Court by NJIT was dismissed on jurisdictional grounds. In addition, the U.S. District Court also held that NJIT improperly removed the Company's state court action and ordered that action remanded to the state court. NJIT appealed the remand action and appealed the dismissal of its lawsuit brought in U.S. District Court. These appeals have been dismissed. The Company requested discovery in November 1998. To date, NJIT has produced very few responsive and relevant documents, and only partial answers to the Company's interrogatories. NJIT has not filed counterclaims.

Accordingly, the Company believes the probability of an unfavorable outcome to be low, and therefore no amounts have been accrued, with respect to this lawsuit.

The Company intends to vigorously prosecute the suit it has commenced against NJIT. The litigation between NJIT and the Company may be lengthy in duration and expensive in nature and will divert certain resources of the Company from other expected uses. An outcome in this matter that is adverse to the Company would have a material adverse effect on the Company.

COMPETITIVE TECHNOLOGIES, PROCEDURES AND COMPANIES. The Company is engaged in a rapidly evolving field. There are many companies, both public and private, universities and research laboratories engaged in research activities relating to other vision correction alternatives. Competition from these companies, universities and laboratories is intense and is expected to increase. The Company's initial products will compete with other presently existing forms of treatment for vision disorders, including eyeglasses, contact lenses, corneal transplants, other refractive surgery procedures and other technologies under development. There can be no assurance that persons whose vision can be corrected with eyeglasses or contact lenses will elect to undergo the surgical procedures with the Company's products when non-surgical vision correction alternatives are available.

The Company is aware of ongoing research at certain companies and institutions into a variety of procedures for corneal adjustment and refractive surgery, including waterjet technology under development by Visijet (Surgijet) Inc. Some of these companies and institutions, which may in the future become competitors of the Company, have substantially greater resources, research and development staffs and facilities, as well as greater experience in research and development, obtaining regulatory approval and manufacturing and marketing medical device products than the Company.

Additionally, there can be no assurance that the Company's competitors will not succeed in developing technologies, procedures or products that are more effective or economical than those being developed by the Company or that would render the Company's technology and proposed products obsolete or noncompetitive. Furthermore, in connection with the commercial sale of its products, the Company will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which the Company has no experience.

NO MANUFACTURING EXPERIENCE; DEPENDENCE ON THIRD PARTIES. The Company's current strategy is to exclusively license its ophthalmology products. As of the date of this Annual Report, the Company has entered into only one such agreement to license or otherwise commercially market any of its products. To the extent the Company does not enter into such licensing arrangements, it will need to engage in the manufacture and marketing of its products. The Company has no volume manufacturing capacity or experience in manufacturing medical devices or other products. To be successful, the Company's proposed products must be manufactured in commercial quantities in compliance with regulatory requirements at acceptable costs. Production in clinical or commercial-scale quantities will involve technical challenges for the Company. If the Company is unable or elects not to pursue collaborative arrangements with other companies to manufacture certain of its potential products, the Company will be required to establish manufacturing capabilities. Establishing its own manufacturing capabilities would require significant scale-up expenses and additions to facilities and personnel. There can be no assurance that the Company will be able to obtain necessary regulatory approvals on a timely basis or at all. Delays in receipt of or failure to receive such approvals or loss of previously received approvals would have a material adverse effect on the Company. There can be no assurance that the Company will be able to develop clinical or commercial-scale manufacturing capabilities at acceptable costs or enter into agreements with third parties with respect to these activities. The Company's dependence upon third parties for the manufacture of its products may adversely affect the Company's profit margins and the Company's ability to develop and deliver such products on a timely basis. Moreover, there can be no assurance that such parties will perform adequately, and any failures by third parties may delay the submission of products for regulatory approval, impair the Company's ability to deliver products on a timely basis, or otherwise impair the Company's competitive position and any such failure could have a material adverse effect on the Company.

NO MARKETING OR SALES EXPERIENCE. If the Company does not enter into any additional licensing arrangements, it will undertake the marketing and sale of its own products. In such event, the Company intends to market and sell its products in the United States and certain foreign countries, if and when regulatory approval is obtained, through a direct sales force or a combination of a direct sales force and distributors. The Company currently has no marketing organization and has never sold a product. Establishing sufficient marketing and sales capability will require significant resources. There can be no assurance that the Company will be able to recruit and retain skilled sales management, direct salespersons or distributors, or that the Company's marketing or sales efforts will be successful. To the extent that the Company enters into distribution arrangements for the sale of its products, the Company will be dependent on the efforts of third parties. There can be no assurance that such efforts will be successful.

RISK OF PRODUCT LIABILITY LITIGATION; POTENTIAL UNAVAILABILITY OF INSURANCE. The testing, manufacture, marketing and sale of medical devices entails the inherent risk of liability claims or product recalls. As a result, the Company faces a risk of exposure to product liability claims and/or product recalls in the event that the use of its current or future potential products are alleged to have caused injury. There can be no assurance that the Company will avoid significant liability in spite of the precautions taken to minimize exposure to product liability claims. Prior to the commencement of clinical testing, the Company intends to procure product liability insurance. After any commercialization of its products, the Company will seek to obtain an appropriate increase in its coverage. There can, however, be no assurance that adequate insurance coverage will be available at an acceptable cost, if at all. Consequently, a product liability claim, product recall or other claims with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on the Company.

SURGICAL RISKS. There can be no assurance that the Company's products will be successful in providing reliable surgical corrections. As with all surgical procedures, the procedures for which the Company's products are intended entail certain inherent risks, including defective equipment or human error, infection or other injury resulting in partial or total loss of vision. Such injury could expose the Company to product liability or other claims. The Company believes competing products have the same risks and have experienced a small number of these situations without undue impact on the commercial prospects of such products. There can be no assurance that the Company's product liability insurance in effect from time to time will be sufficient to cover any such claim in part or in whole. Any such claim could adversely impact the commercialization of the Company's products and could have a material adverse effect on the Company.

NO ASSURANCE OF FDA AND OTHER REGULATORY APPROVAL. As medical devices, the Company's microkeratomes are subject to regulation by the FDA under the Federal Food, Drug, and Cosmetic Act (the "FD&C Act") and implementing regulations. Pursuant to the FD&C Act, the FDA regulates, among other things, the development, manufacture, labeling, distribution, and promotion of microkeratomes in the United States. If the Company fails to enter into licensing arrangements, it will be required to pursue FDA approval of or clearance to market its products at its own cost.

The process of obtaining required regulatory clearances or approvals can be time-consuming and expensive, and compliance with the FDA's Good Manufacturing Practices regulations and other regulatory requirements can be burdensome. Moreover, there can be no assurance that the required regulatory clearances will be obtained, and such clearances, if obtained, may include significant limitations on the uses of the product in question. In addition, changes in existing regulations or guidelines or the adoption of new regulations or guidelines could make regulatory compliance by the Company more difficult in the future. The failure to comply with applicable regulations could result in fines, delays or suspensions of clearances, seizures or recalls of products, operating restrictions and criminal prosecutions, and would have a material adverse effect on the Company.

OTHER MATTERS. The Company has been assessing its "Year 2000" computer readiness and exposure to Year 2000 issues. In connection with such assessment, the Company initiated a review of all information technology systems utilized by the Company. The Company uses no internally-developed systems, only those available from commercial software vendors. As part of its review, the Company has received confirmation from its principal software vendors that such systems are Year 2000 compliant. Based on its review to date, the Company believes there are no major Year 2000 compliance issues with respect to its information technology systems, and, therefore, the Company has not and does not intend to prepare a contingency plan for these systems. The Company anticipates that the total cost for its Year 2000 compliance efforts will not exceed $5,000.

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

ITEM 7.    FINANCIAL STATEMENTS.

                              Page No.
                              --------

Independent Auditors' Report....................................................   30

Balance Sheet as of December 31, 1998...........................................   31

Statements of Operations for the years ended December 31, 1997 and 1998,
 and for the period from inception to December 31, 1998.........................   32

Statement of Stockholders' Equity for the period from inception to
 December 31, 1998..............................................................   33

Statements of Cash Flows for the years ended December 31, 1997 and 1998,
 and for the period from inception to December 31, 1998.........................   35

Notes to Financial Statements...................................................   36

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Medjet Inc. (A Development Stage Company):


     We have audited the accompanying balance sheet of Medjet Inc. (A Development Stage Company) as of December 31, 1998 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medjet Inc. (A Development Stage Company) as of December 31, 1998 and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.


                                           ROSENBERG RICH BAKER BERMAN & COMPANY


Bridgewater, New Jersey
January 28, 1999, except for the "COMMITMENTS AND
CONTINGENCIES" and "EMPLOYMENT AGREEMENTS" notes to the financial statements which are dated March 19, 1999.

                                  MEDJET INC.
                         (A Development Stage Company)
                                 Balance Sheet
                               December 31, 1998


                                    Assets
Current Assets:
     Cash and cash equivalents                                                             $    343,594
     Prepaid expenses                                                                            31,072
                                                                                           ------------
              Total Current Assets                                                              374,666
                                                                                           ------------

Property and Equipment - less accumulated depreciation of $266,233                              205,143
Organization Costs - less accumulated amortization of $35,091                                     2,296
Patents and Trademarks - less accumulated amortization of $17,935                               137,245
Deferred tax asset                                                                              594,209
Security deposits                                                                                 7,050
                                                                                           ------------

              Total Assets                                                                 $  1,320,609
                                                                                           ============

                     Liabilities and Stockholders' Equity

Current Liabilities:
     Accounts payable and accrued liabilities                                               $   291,466
     Deferred rental obligation                                                                   3,698
     Income taxes payable                                                                           150
                                                                                            -----------
              Total Liabilities                                                                 295,314
                                                                                            -----------

Stockholders' Equity:
     Common stock, $.001 par value, 7,000,000 shares authorized,
        3,914,947 shares issued and 3,881,158 shares outstanding                                  3,915
     Preferred stock, $.01 par value, 1,000,000 shares authorized,
        no shares issued                                                                              -
     Additional paid-in capital                                                               6,066,049
     Accumulated deficit (including deficit accumulated during development stage of $6,547,639 of which $1,556,204 was applied to additional
        paid-in capital upon conversion from an "S" to a "C" corporation                     (5,042,969)
     Less: Treasury stock, 33,789 shares, at cost                                                (1,700)
                                                                                            -----------
              Total Stockholders' Equity                                                      1,025,295
                                                                                            -----------

Total Liabilities and Stockholders' Equity                                                  $ 1,320,609
                                                                                            ===========

                    See notes to the financial statements.

                                  MEDJET INC.
                         (A Development Stage Company)
                           Statements of Operations

                                                                               December
                                                                               16, 1993
                                            Year Ended December 31,         (Inception) to
                                           -------------------------           December
                                             1998           1997              31, 1998
                                         -----------     -----------       ---------------
 Revenues:
 License Fee Income                        $  500,000      $       -         $   500,000
                                         ------------   ------------        ------------
      Total Revenues                          500,000              -             500,000
                                         ------------   ------------        ------------

 Expenses:
 Research, development,
    general and administrative              2,879,806      2,719,984           7,907,690
                                         ------------   ------------        ------------
      Total Expenses                        2,879,806      2,719,984           7,907,690
                                         ------------   ------------        ------------

 Loss from Operations                      (2,379,806)    (2,719,984)         (7,407,690)
                                         ------------   ------------        ------------
 Other Income/(Expense):
 Net Interest Income                           55,259        141,736             266,892
                                         ------------   ------------        ------------
        Loss Before Income Tax             (2,324,547)    (2,578,248)         (7,140,798)

           Federal Income Tax
                                                    -              -                   -
           State Income Tax                  (594,009)           200            (593,159)
                                         ------------   ------------        ------------
     Total Income Tax                        (594,009)           200            (593,159)
                                         ------------   ------------        ------------

 Net Loss                                  (1,730,538)    (2,578,448)         (6,547,639)

 Dividends on Preferred Stock                 184,923              -             184,923
                                         ------------   ------------        ------------
 Net Loss Attributable to
  Common Shareholders                    $ (1,915,461)  $ (2,578,448)       $ (6,732,562)
                                         ============   ============        ============

         Net Loss Per Share              $      (0.51)  $      (0.70)       $      (2.24)
                                         ============   ============        ============
       Weighted Average Common
         Shares Outstanding                 3,728,594      3,660,609           3,006,242
                                         ============   ============        ============

                    See notes to the financial statements.

                                   MEDJET INC.
                          (A Development Stage Company)
                        Statement of Stockholders' Equity
     Period From December 16, 1993 (Date of Inception) to December 31, 1998

                                                                                      Total         Common
                                                Preferred    Common        Price    Consider-       Stock         Paid-
                                                 Shares      Shares         Per       ation         ($.001          In
                       Date/Description          Issued      Issued        Share       Paid       Par Value)     Capital
---------------------------------------------  ---------    ---------   --------    ----------    ---------     ----------
March 12, 1994            Share Issuance             -        800,000     $ 0.10      $ 80,000     $   800        $ 79,200
April 21, 1994            Share Issuance             -         15,000       0.10         1,500          15           1,485
May 1, 1994               Share Issuance             -         63,000       0.10         6,300          63           6,237
May 25, 1994              Share Issuance             -         50,000       1.00        50,000          50          49,950
May 31, 1994              Share Issuance             -         25,000       1.00        25,000          25          24,975
June 6, 1994              Share Issuance             -         50,000       1.00        50,000          50          49,950
June 7, 1994              Share Issuance             -         50,000       1.00        50,000          50          49,950
June 13, 1994             Share Issuance             -         25,000       1.00        25,000          25          24,975
June 20, 1994             Share Issuance             -         25,000       1.00        25,000          25          24,975
July 28, 1994             Share Issuance             -         25,000       1.00        25,000          25          24,975
September 23, 1994        Share Issuance             -         45,002       6.00       270,012          45         269,967
October 20, 1994          Share Issuance             -         20,501       6.00       123,008          21         122,987
October 28, 1994          Share Issuance             -          2,500       6.00        15,000           2          14,998
November 10, 1994         Share Issuance             -         14,500       6.00        87,000          15          86,985
November 16, 1994         Share Issuance             -          2,501       6.00        15,004           2          15,002
Net Loss, Year Ended December 31, 1994               -            -          -             -           -               -
                                               ---------    ---------   --------     ---------     -------      ----------
Balance, December 31, 1994                           -      1,213,004                  847,824       1,213         846,611

August 8, 1995            Share Issuance             -          5,000     $ 6.00        30,000           5          29,995
August 28, 1995           Share Issuance             -          4,000       6.00        24,000           4          23,996
September 21, 1995        Share Issuance             -          5,000       6.00        30,000           5          29,995
September 29, 1995        Share Issuance             -          5,000       6.00        30,000           5          29,995
December 31, 1995         Share Issuance             -            833       6.00         5,000           1           4,999
December 31, 1995         Stock Split:
                            1.987538926-to-1
                            Share Outstanding        -      1,217,475        -             -         1,217          (1,217)
Net Loss, Year Ended December 31, 1995               -            -          -             -           -               -
                                               ---------    ---------   ========    ----------     -------      ----------
Balance, December 31, 1995                           -      2,450,312                $ 966,824     $ 2,450      $  964,374
                                               ---------    ---------               ----------     -------      ----------

                                                 Paid-In
                                                 Capital      Accum-
                                               (Beneficial    ulated      Treasury
                       Date/Description        Conversion)    Deficit       Stock
---------------------------------------------  -----------  ----------    ---------
March 12, 1994            Share Issuance       $     -      $     -       $    -
April 21, 1994            Share Issuance             -            -            -
May 1, 1994               Share Issuance             -            -            -
May 25, 1994              Share Issuance             -            -            -
May 31, 1994              Share Issuance             -            -            -
June 6, 1994              Share Issuance             -            -            -
June 7, 1994              Share Issuance             -            -            -
June 13, 1994             Share Issuance             -            -            -
June 20, 1994             Share Issuance             -            -            -
July 28, 1994             Share Issuance             -            -            -
September 23, 1994        Share Issuance             -            -            -
October 20, 1994          Share Issuance             -            -            -
October 28, 1994          Share Issuance             -            -            -
November 10, 1994         Share Issuance             -            -            -
November 16, 1994         Share Issuance             -            -            -
Net Loss, Year Ended December 31, 1994               -        (287,291)        -
                                               -----------  ----------    ---------
Balance, December 31, 1994                           -        (287,291)        -

August 8, 1995            Share Issuance             -            -            -
August 28, 1995           Share Issuance             -            -            -
September 21, 1995        Share Issuance             -            -            -
September 29, 1995        Share Issuance             -            -            -
December 31, 1995         Share Issuance             -            -            -
December 31, 1995         Stock Split:
                            1.987538926-to-1
                            Share Outstanding        -            -            -
Net Loss, Year Ended December 31, 1995               -        (677,385)        -
                                               -----------  ----------    ---------
Balance, December 31, 1995                     $     -      $ (964,676)    $    -
                                               -----------  ----------    ---------

                    See notes to the financial statements.

                             MEDJET INCMEDJET INC.
                         (A Development Stage Company)
                       Statement of Stockholders' Equity
    Period From December 16, 1993 (Date of Inception) to December 31, 1998

                                                                                                        Total          Common
                                                            Preferred        Common        Price       Consider-       Stock
                                                              Shares         Shares         Per         ation          ($.001
           Date/Description                                   Issued         Issued        Share         Paid        Par Value)
---------------------------------------------------         ---------     ----------      -------      ----------    ----------
Balance, December 31, 1995, brought forward                        -       2,450,312                   $  966,824       $ 2,450

August 6, 1996      Share Issuance                                 -       1,071,429       $ 5.60       6,000,002         1,071
    "               Reclassification of deferred
                      offering costs                               -               -            -               -             -
    "               Reclassification of accumulated
                      deficit for change from an S to
                      a C corporation                              -               -            -               -             -
September 3, 1996   Share Issuance                                 -         160,714         5.60         899,998           161
December 30, 1996   Acquisition of treasury shares                 -               -            -               -             -
Net Loss, Year Ended December 31, 1996                             -               -            -               -             -
                                                            --------      ----------      =======      ----------    ----------

Balance, December 31, 1996                                         -       3,682,455                    7,866,824         3,682

July 18, 1997       Share Issuance                                 -          21,800       $ 0.05           1,097            22
July 24, 1997       Share Issuance                                 -           4,464         5.60          24,998             5
Net Loss, Year Ended December 31, 1997                             -               -            -               -             -
                                                            --------      ----------      =======      ----------    ----------

Balance, December 31, 1997                                         -       3,708,719                    7,892,919         3,709

January 27, 1998    Share Issuance                                 -           1,350       $ 5.60           7,560             1
March 31, 1998      Share Issuance                                 -          10,000         3.02          30,188            10
April 20, 1998      Share Issuance                           110,000               -        10.00       1,100,000             -
    "               Placement Agent Warrants                       -               -            -               -             -
October 9, 1998     Preferred Conversion                    (110,000)        182,724         6.02               -           183
    "               Preferred Dividend                             -          12,154         4.24          51,534            12
Net Loss, Year Ended December 31, 1998                             -               -            -               -             -
                                                            --------      ----------      =======      ----------    ----------

Balance, December 31, 1998                                         -       3,914,947                   $9,082,201       $ 3,915
                                                            ========      ==========                   ==========    ==========
                                                                                   Paid-In
                                                                 Paid-             Capital          Accum-
                                                                 In             (Beneficial        ulated        Treasury
               Date/Description                                Capital           Conversion)       Deficit        Stock
--------------------------------------------------           -----------        ------------     -----------     --------
Balance, December 31, 1995, brought forward                  $   964,374        $       -        $  (964,676)    $      -

August 6, 1996      Share Issuance                             5,998,931                -                  -            -
    "               Reclassification of deferred
                      offering costs                          (1,436,052)               -                  -            -
    "               Reclassification of accumulated
                      deficit for change from an
                      S to a C corporation                    (1,556,204)               -          1,556,204            -
September 3, 1996   Share Issuance                               899,838                -                  -            -
December 30, 1996   Acquisition of treasury shares                     -                -                  -       (1,700)
Net Loss, Year Ended December 31, 1996                                 -                -         (1,273,977)           -
                                                             -----------        ---------        -----------     --------

Balance, December 31, 1996                                     4,870,887                -           (682,449)      (1,700)

July 18, 1997       Share Issuance                                 1,075                -                  -            -
July 24, 1997       Share Issuance                                24,993                -                  -            -
Net Loss, Year Ended December 31, 1997                                 -                -         (2,578,448)           -
                                                             -----------        ---------        -----------     --------

Balance, December 31, 1997                                     4,896,955                -         (3,260,897)      (1,700)

January 27, 1998    Share Issuance                                 7,559                -                  -            -
March 31, 1998      Share Issuance                                30,178                -                  -            -
April 20, 1998      Share Issuance                               945,511          133,389                  -            -
    "               Placement Agent Warrants                          18                -                  -            -
October 9, 1998     Preferred Conversion                         184,911         (133,389)                 -            -
    "               Preferred Dividend                               917                -            (51,534)           -
Net Loss, Year Ended December 31, 1998                                 -                -         (1,730,538)           -
                                                             -----------        ---------        -----------     --------

Balance, December 31, 1998                                   $ 6,066,049        $       -        $(5,042,969)    $ (1,700)
                                                             ===========        =========        ===========     ========

                    See notes to the financial statements.

                                  MEDJET INC.
                         (A Development Stage Company)
                           Statements of Cash Flows

                                                                                                    Period from
                                                                      For the Year Ended            December 16,
                                                                          December 31,           1993 (Inception) to
                                                                 ---------------------------
                                                                     1998           1997          December 31, 1998
                                                                 ------------   ------------      -----------------
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net Loss                                                         $(1,730,538)   $(2,578,448)         $(6,547,639)

Adjustments to Reconcile Net Loss to
  Net Cash (Used) by Operating Activities:
     Depreciation and amortization                                   102,723         90,435              319,259
     (Increase) Decrease in accounts receivable                          -            2,083                  -
     (Increase) Decrease in prepaid expenses                          32,651        (17,131)             (31,072)
     (Increase) Decrease in deferred tax asset                      (594,209)           -               (594,209)
     Increase (Decrease) in accounts payable
       and accrued expenses                                           72,717         41,227              291,466
     Increase (Decrease) in accrued interest payable                     -           (7,167)                 -
     Increase (Decrease) in deferred rental obligation                (1,594)         5,292                3,698
     Increase (Decrease) in income taxes payable                         -              -                    150
                                                                 ------------   ------------         ------------
  Net Cash (Used) by Operating Activities                         (2,118,250)    (2,463,709)          (6,558,347)
                                                                 ------------   ------------         ------------
CASH FLOWS FROM
INVESTING ACTIVITIES:

Cash redemptions of marketable securities                                -              -                320,605
Cash (purchases) of marketable securities                                -              -               (320,605)
Cash purchases of property, plant & equipment                       (102,282)       (94,542)            (471,376)
Cash purchase of organization costs                                      -              -                (37,387)
Cash payments for patents and trademarks                             (45,280)       (53,789)            (155,180)
Cash receipts (payments) for security deposits                           600            -                 (7,050)
                                                                 ------------   ------------         ------------
  Net Cash (Used) by Investing Activities                           (146,962)      (148,331)            (670,993)
                                                                 ------------   ------------         ------------

CASH FLOWS FROM
FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock                          1,080,018            -             1,080,018
Proceeds from issuance of common stock
  and initial public offering                                         37,748         26,095            6,494,616
Purchase of treasury stock                                               -              -                 (1,700)
Proceeds from officer notes payable                                      -              -                321,000
Repayment of officer notes payable                                       -         (165,000)            (321,000)
Proceeds from notes payable                                              -              -                400,000
Repayment of notes payable                                               -              -               (400,000)
                                                                 ------------   ------------         ------------
  Net Cash Provided (Used) by Financing Activities                 1,117,766       (138,905)           7,572,934
                                                                 ------------   ------------         ------------

NET INCREASE (DECREASE) IN CASH                                   (1,147,446)    (2,750,945)             343,594

Cash and Cash Equivalents - Beginning of Period                    1,491,040      4,241,985                  -
                                                                 ------------   ------------         ------------
Cash and Cash Equivalents - End of Period                        $   343,594    $ 1,491,040          $   343,594
                                                                 ============   ============         ============


SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:

Cash paid for:
  Income taxes                                                   $       200    $       200          $       400
                                                                 ============   ============         ============
  Interest expense                                               $       521    $    13,000          $    13,521
                                                                 ============   ============         ============

                    See notes to the financial statements.

                                  MEDJET INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO THE FINANCIAL STATEMENTS


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Organization
     Medjet Inc. (the "Company") is a development stage company incorporated in the State of Delaware on December 16, 1993. The Company was organized as a medical device company with the goal of developing, manufacturing and selling new cutting, drilling, layer removal and shaping tools for a variety of surgical procedures. The core technology is based on small-diameter, fluid microjets moving at high speeds. The Company believes that such jets will bring new surgical capability and performance to the clinic or operating room. The initial product area is devices for surgical use in ophthalmology.

     During the third quarter of 1996, the Company consummated an initial public offering (the "Offering") in which it issued and sold to the public a total of 1,232,143 Units (the "Units"), each Unit consisting of one share of common stock, $.001 par value, of the Company (the "Common Stock") and one Class A Redeemable Common Stock Purchase Warrant (the "Warrants") to purchase one share of Common Stock at a price of $10.00 per share for a 24-month period commencing on November 6, 1996. The Units became separable on that date and the Common Stock and the Warrants began trading separately on November 8, 1996. In July 1998, in connection with its private placement described below, the Company agreed to extend the exercise period of the Warrants for an additional 12 months. As a result, the Warrants will expire on November 6, 1999, unless exercised prior to that time.

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

     The Company has continued to incur losses since its inception and at December 31, 1998 has accumulated deficits. Management has implemented a program to reduce costs and to reduce the break-even point necessary for continuing operations. Management believes that its 1999 operating plan, which anticipates the program to reduce costs as well as certain funding sources, is reasonable and attainable and will provide sufficient cash to sustain operations during 1999. In addition, a principal stockholder of the Company has committed to provide additional working capital, if necessary.

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

Amortization
     Organization costs are being amortized over sixty months on a straight-line basis. Total amortization for the years ended December 31, 1998 and 1997 was $7,477 in both years.

     Patents are being amortized over seventeen years on a straight-line basis. These costs will be expensed if and when it is concluded that non-approval or no future economic benefits are probable. Total amortization for the years ended December 31, 1998 and 1997 was $9,038 and $6,373, respectively.

Net Loss Per Share
     Net loss per share, in accordance with the provisions of Financial Accounting Standards No. 128, "Earnings Per Share," is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Common stock equivalents have not been included in this computation as the effect would be anti-dilutive.

Income Taxes
     In accordance with the provisions of Financial Accounting Standards No. 109, "Accounting for Income Taxes," deferred taxes are recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, the benefit for federal income taxes has been offset entirely by a valuation allowance against the related deferred tax asset for the year ended December 31, 1998. Since the sale of the Company's state net operating losses and research and development credits is now available, the net estimated proceeds from the sale of these assets has been recorded as a deferred tax benefit.

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

STOCKHOLDERS' EQUITY

Stock Option Plan
     On October 31, 1994, the Company adopted its 1994 Stock Option Plan (the "Plan"). The Plan provides that certain options to purchase the Company's common stock granted thereunder are intended to qualify as "incentive stock options" within the meaning of Section 422A of the United States Internal Revenue Code of 1986, while non-qualified options may also be granted under the Plan. The initial plan and subsequent amendments provide for authorization of up to 449,688 shares at December 31, 1998 and 1997. The option price per share of stock purchasable under an Incentive Stock Option shall be determined at the time of grant but shall not be less than 100% of the Fair Market Value of the stock on such date, or, in the case of a 10% Stockholder, the option price per share shall be no less than 110% of the Fair Market Value of the stock on the date an Incentive Stock Option is granted to such 10% Stockholder.

                                                      Qualified and Non-Qualified Shares
                                                        Under Option as of December 31,
                                                        -------------------------------
                                                              1998            1997
                                                         -------------   -------------
          Outstanding, beginning of year                     96,220          87,520
          Granted during the year                           412,025          67,500
          Canceled during the year                         (119,345)        (37,000)
          Exercised during the year:
               At $.05 per share                                -           (21,800)
               At $3.02 per share                           (10,000)            -
               At $5.60 per share                            (1,350)            -
                                                           --------        --------
          Outstanding, end of year                          377,550          96,220
                                                           ========        ========
          Eligible, end of year, for exercise                67,550          23,091
                                                           ========        ========
          Range of exercise price per share              $.05 to $7.63   $.05 to $8.47
                                                         =============   =============

     At December 31, 1998, the weighted average exercise price and weighted average remaining contractual life is $4.15 per share and 9 years 6 months, respectively.

     At December 31, 1998 and 1997, there were 38,988 and 331,668 shares, respectively, reserved for future grants.

Warrants
     The Company issued common stock purchase warrants separately and as a part of both the Offering and the preferred stock private placement (see "Nature of Organization") as follows:


                              Exercise        Exercise Term
     Date of       No. of     Price Per       -------------
      Grant        Shares       Share      Start    Expiration    Vesting Rights
     -------       ------     ---------    -----    ----------    --------------
     05/20/96       97,389      $ 3.37    05/20/96   05/20/01     25% per year
     08/14/96    1,071,429       10.00    11/06/96   11/06/99    100% on 11/06/96
     08/14/96      107,143       10.00    08/06/97   08/06/99    100% on 8/06/97
     09/13/96      160,714       10.00    11/06/96   11/06/99    100% on 11/06/96
     04/20/98       18,272        4.34    04/20/98   04/20/02    100% on 4/20/98
                 ---------
                 1,454,947    Outstanding at December 31, 1998
                 =========

     There were no warrants exercised during 1998. At December 31, 1998 and 1997, there were 1,406,253 and 1,363,633 shares eligible for exercise at prices ranging from $3.37 to $10.00 per share.

Pro Forma Information
     In 1996, the Company adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation". Accordingly, no compensation expense has been recognized for stock options and warrants issued. Had compensation expense for the options and the warrants which vested in 1998 and 1997 been determined based on the fair value at the grant date commensurate with the provisions of SFAS No. 123, the Company's net loss and net loss per share for 1998 and 1997, respectively, would have been increased to the pro forma amounts indicated below:

                                                 1998           1997
                                                 ----           ----
          Net loss:
               As reported                   $(1,915,461)   $(2,578,448)
               Pro forma                     $(2,065,689)   $(3,832,171)

               Basic loss per share:
               As reported                   $     (0.51)   $     (0.70)
               Pro forma                     $     (0.55)   $     (1.05)

     The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in 1998 and 1997, respectively: dividend yield of 0% and 0%; expected volatility of 44% in both years; risk-free interest rate of 4.5% in both years and expected lives of 5 and 10 years.

RETIREMENT PLAN

     The Company sponsors a qualified 401(k) plan covering substantially all full time employees under which eligible employees can defer a portion of their annual compensation. The Company currently makes no matching contribution to the plan.

INCOME TAXES

     The income tax provision is comprised of the following:

                                             Year Ended December 31,
                                             -----------------------
                                                1997          1998
                                             ---------      --------
               State current provision       $     200        $ 200
               State deferred provision       (594,209)          -
                                             ---------        -----
                                             $(594,009)       $ 200
                                             =========        =====

     In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss ("NOL") Carryover and Research and Development Tax Credits ("R&D Credits") to corporate taxpayers in New Jersey. Although the provisions of this legislation are currently being modified, the Company entered into an agreement under which it retained a third party broker to identify a buyer for its NOL Carryover and R&D Credits. The anticipated net proceeds of this transaction ($594,209) have been recorded as a non-current deferred tax asset in the accompanying financial statements.

     The Company's total deferred tax asset and valuation allowance at December 31, 1998 are as follows:

          Total deferred tax asset                $ 2,063,279
          Less valuation allowance                 (1,469,070)
                                                  -----------
          Net deferred tax asset                  $   594,209
                                                  ===========

     At December 31, 1998, the Company has available approximately $5,082,403 of net operating losses to carryforward and which may be used to reduce future federal taxable income through December 31, 2011.

COMMITMENTS AND CONTINGENCIES

     The Company leases its building and office space and automobiles.

     The following is a schedule by years of future minimum lease payments as of December 31, 1998 under operating leases that have initial or remaining non-cancelable lease terms in excess of one year:


          Year Ended December 31,
                    1999                     $6,117
                    2000                      3,874
                                             ------
               Total Minimum Lease
               Payments Required             $9,991
                                             ======

     Rent expense under the operating leases totaled $100,446 and $98,148 for the years ended December 31, 1998 and 1997, respectively.

     Beginning in 1997, the lease for the building and office space has an annual escalation factor. The above rental commitments reflect the periods during which the actual obligations arise (per the lease agreement). Rental expense has been charged to operations on a straight-line basis. The associated deferred rental obligation liability of $3,698 is presented in the balance sheet as a current liability at December 31, 1998.

     The Company had been leasing approximately 7,358 square feet of research and development, manufacturing and office space in Edison, New Jersey. The base rent under this lease, which was to expire December 31, 1999, was $93,550 per year. During February and March 1999, the Company renegotiated the terms of this lease, returned the manufacturing space and a portion of the office space under the lease, and entered into a new lease agreement for the approximately 4,982 square feet of research and development and office space remaining. Under the terms of the new lease, which will expire December 31, 2004, the base rent is $78,432 per year.

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

     During 1998, the Company instituted litigation regarding certain patent rights issues. The Company intends to vigorously prosecute this litigation.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Cash, accounts payable and accrued expenses:
          The carrying amount approximates fair value because of the short term maturity of these instruments.

     Limitations
          Fair value estimates are made at a specific point in time, based on relevant information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

EMPLOYMENT AGREEMENTS

     In 1996, the Company and its Chairman and Chief Executive Officer entered into an employment agreement which expired on March 15, 1999. The agreement, which was amended effective as of January 1, 1997, provided for a base compensation of $160,000 per year, bonuses aggregating a maximum of $75,000 for 1997 based upon the attainment of certain goals and other additional compensation as may be determined by the Board of Directors (without his participation) in its sole discretion. The Board of Directors (without his participation) could also increase such base compensation in its sole discretion. In conjunction with a voluntary reduction in his base compensation, beginning November 1998, to $85,000 per year, the Chairman and Chief Executive Officer was issued a total of 42,500 options to purchase the common stock of the Company. Vesting of these options is contingent on the number of months such base compensation is reduced.

     The expired agreement could be terminated for cause and contained proprietary information, invention and non-competition provisions which prohibited disclosure of any of the Company's proprietary information and precluded competition with the Company for two years after termination of employment. Although a new agreement has not yet been finalized, it is anticipated that its terms will include these provisions.

     The Company has procured life insurance in the amount of $1 million to compensate it for the loss, through death or disability, of the Company's Chairman and Chief Executive Officer.

     Effective March 16, 1996, the Company entered into an employment agreement with its Vice President - Finance and Human Resources, for an indefinite term. The agreement, which was amended effective as of January 1, 1997, provides for a base compensation of $101,100 per year. The agreement may be terminated by either party at any time upon two weeks' prior notice and contains proprietary information, invention and non-competition provisions which prohibit disclosure of any of the Company's proprietary information and preclude competition with the Company for two years after termination of employment. In conjunction with a voluntary reduction in his base compensation, beginning November 1998, to $80,000 per year, the Vice President - Finance and Human Resources was issued a total of 10,000 options to purchase the common stock of the Company. Vesting of these options is contingent on the number of months such base compensation is reduced.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                   PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

In March 1999, the Board of Directors, as a further cost reduction measure, determined to combine the offices of Chief Operating Officer and Chief Executive Officer. As a result, Terence A. Walts, the Company's President and Chief Operating Officer, will be leaving the employ of the Company effective April 19, 1999. Eugene I. Gordon, the Company's Chairman and Chief Executive Officer, will also assume the duties of Chief Operating Officer.

The other information required by this item will be contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, and is incorporated herein by reference.


ITEM 10.  EXECUTIVE COMPENSATION.

The information required by this item will be contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, and is incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, and is incorporated herein by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item will be contained in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, and is incorporated herein by reference.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

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

            +10.2 Employment Agreement between the Registrant and Thomas M. Handschiegel, dated as of March 18, 1996 (incorporated herein by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form SB-2, Registration No. 333-
                    3184).

             10.3 Consulting Agreement between the Registrant and Joseph F. Carroll, III, dated as of April 1994 (incorporated herein by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form SB-2, Registration No. 333-3184).

             10.4 Consulting Agreement between the Registrant and Joseph P. Calderone, Jr., dated as of April 1, 1994 (incorporated herein by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form SB-2, Registration No. 333-
                    3184).

            +10.6 The Medjet Inc. 1994 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form SB-2, Registration No. 333-3184).

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

            10.10 First Amendment to Lease between the Registrant and BCE Associates, L.P., dated February 28, 1996 (incorporated herein by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form SB-2, Registration No. 333-
                    3184).

          EXHIBIT                            DESCRIPTION OF
           NUMBER                               DOCUMENT
           ------                               --------

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

            10.16 Consulting Agreement between the Registrant and Ophthalmic Research Associates, Inc., dated as of July 1, 1996 (incorporated herein by reference to Exhibit 10.16 to the Registrant's Form 10-KSB for the year ended December 31,
                    1996).

            10.17 Exclusive License Agreement, effective as of July 22, 1998, between the Company and Nestle S.A. (incorporated herein by reference to Exhibit 10 to the Registrant's Form 10-QSB for the quarter ended September 30, 1998).

           *10.18 Amendment to the Exclusive License Agreement, effective as of July 22, 1998, between the Company and Nestle S.A.

              *11   Computation of Net (Loss) Per Common Share.

              *23   Consent of Rosenberg Rich Baker Berman & Company.

            *24.1   Power of Attorney (included on signature page).

            *27.1   Financial Data Schedule - December 31, 1998.

            *27.2   Financial Data Schedule - December 31, 1997 (Restated).

_______________
+ Management contract or compensatory plan or arrangement.
* Filed herewith.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Edison, State of New Jersey, on the 13th day of April, 1999.

                                             MEDJET INC.

                                             By: /s/  Eugene I. Gordon
                                                 ----------------------------
                                                      Eugene I. Gordon,
                                                  Chairman of the Board and
                                                    Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Eugene I. Gordon and Thomas M. Handschiegel, and each of them individually, his true and lawful attorney-in-fact, proxy and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to act on, sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, proxies and agents, and each of them individually, full power and authority to do and perform each and every act and thing necessary and appropriate to be done in and about the premises, as fully as he might or could do in person, hereby approving, ratifying and confirming all that said attorneys-in-fact, proxies and agents or any of his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 13th day of April, 1999.

               SIGNATURE                              TITLE(S)
               ---------                              --------


     /s/  Eugene I. Gordon                   Chairman of the Board and
     --------------------------------
     Eugene I. Gordon                           Chief Executive Officer


     /s/  Thomas M. Handschiegel             Vice President - Finance and
     --------------------------------
     Thomas M. Handschiegel                     Human Resources


     /s/  Edward E. David, Jr.               Director
     --------------------------------
     Edward E. David, Jr.


     /s/  Sanford J. Hillsberg               Director
     --------------------------------
     Sanford J. Hillsberg


     /s/  Malcolm R. Kahn                    Director
     --------------------------------
     Malcolm R. Kahn

                                 EXHIBIT INDEX


  EXHIBIT                             DESCRIPTION OF
  NUMBER                                DOCUMENT
  -------                               --------

    10.18 Amendment to the Exclusive License Agreement, effective as of July 22, 1998, between the Company and Nestle S.A.
       11  Computation of Net (Loss) Per Common Share.
       23  Consent of Rosenberg Rich Baker Berman & Company.
     24.1  Power of Attorney (included on signature page).
     27.1  Financial Data Schedule - December 31, 1998.
     27.2  Financial Data Schedule - December 31, 1997 (Restated).