Form 10KSB40/A
period 1998-12-31
MEDJET INC
filed 1999-04-28
CIK 932265

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ----------------------
                              FORM 10-KSB/A No. 1
(Mark One)
               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998

               [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from      to

                       Commission File Number : 1-11765

                                  MEDJET INC.
             (Exact name of Small Business Issuer in its charter)

                        Delaware                                                                            22-3283541
(State or Other Jurisdiction of Incorporation or Organization)                                (I.R.S. Employer Identification No.)


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

  Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB/A [X].

  Issuer's revenues for the fiscal year ended December 31, 1998 were $500,000.

  The aggregate market value of the voting stock held by non-affiliates of the Issuer as of March 31, 1999 was approximately $2,001,084.

  As of March 31, 1999, 3,881,158 shares of the Issuer's Common Stock, par value $0.001 per share, were outstanding.
  ___________________________________________________________________________

  Transitional Small Business Disclosure Format (check one): Yes_______ No   X .
                                                                          ------

The Company hereby amends Items 9, 10, 11 and 12 of its Annual Report on Form 10-KSB as follows:


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth certain information as of April 26, 1999 with respect to each person who is a director or executive officer of the Company:

                Name                              Age     Position
                ----                              ---     --------
Eugene I. Gordon, Ph.D                             68     Chairman of the Board
                                                          and Chief Executive Officer
Thomas M. Handschiegel                             52     Vice President-Finance and Human Resources  and Secretary
Edward E. David, Jr., Sc.D.                        74     Director
Sanford J. Hillsberg                               50     Director
Malcolm R. Kahn                                    52     Director

Eugene I. Gordon, Ph.D., is the founder and Chief Executive Officer of the Company and has been a Director and Chairman of the Board since the Company's inception in December 1993. He is an inventor of the Company's hydro-epithelial keratoplasty ("HEK"), hydro-therapeutic keratoplasty ("HTK") and hydro-refractive keratoplasty ("HRK") technology. From 1987 to 1988, Dr. Gordon served as a Senior Vice President and Director of Research Laboratories for Hughes Aircraft Co. Dr. Gordon has served as an adjunct professor in the department of Ophthalmology at the University of Medicine and Dentistry of New Jersey since 1994. From 1990 to 1995, Dr. Gordon was a professor in the Department of Electrical and Computer Engineering at the New Jersey Institute of Technology. Prior to 1990, Dr. Gordon was Laboratory Director for AT&T Bell Laboratories and the founder of Lytel Incorporated, a manufacturer of lasers and optical transmission subsystems which is a wholly-owned subsidiary of AMP Incorporated. Dr. Gordon has done extensive research on laser and opto-electronic systems, is a named inventor under approximately 70 United States patents and has published widely on those subjects. He is an elected member of the National Academy of Engineering and has been awarded the Edison Medal of the Institute of Electrical and Electronic Engineers, among a number of other prestigious awards.

Thomas M. Handschiegel, has been an executive officer of the Company since March 1996. From November 1995 to March 1996, Mr. Handschiegel served as Senior Managing Director of Gruntal & Co. Incorporated. From 1994 to November 1995, Mr. Handschiegel was self-employed as an independent financial consultant. From 1993 to 1994, he served as a Senior Vice President and Division Financial Officer - Industry Services Group for Cowen & Company. From 1989 to 1993, Mr. Handschiegel served as Vice President, Comptroller and Chief Accounting Officer for Discount Corporation of New York. Mr. Handschiegel is a Certified Public Accountant.

Edward E. David, Jr., Sc.D., has been a Director of the Company since June 1998. Dr. David is President of his own business consulting company, Edward E. David, Inc., and Principal and Vice President of The Washington Advisory Group, LLC, a consulting and advisory service for industry, academia, and governments. Dr. David has been a business consultant specializing in research, technology and innovation management and development since 1986. From 1977 to 1986, Dr. David served as President of Exxon Research and Engineering, where he directed research, development, engineering and technical services activities. From 1970 to 1973, Dr. David served as the Science Advisor to the President of the United States and as the Director of the White House Office of Science and Technology. Dr. David currently serves on the boards of Aquasearch, Inc., Intermagnetics General Corporation, InterVU, Inc., Protein Polymer Technologies Inc. and Spacehab, Inc., each a publicly-traded company.

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

Malcolm R. Kahn, has been a Director of the Company since June 1998. Mr. Kahn is President and Chief Executive Officer of New Logic International Inc., a privately-held water purification and filtration equipment manufacturer. Prior to that, Mr. Kahn was a management consultant focused on high-tech company fundraising. From 1989 to 1998, Mr. Kahn was President and Chief Executive Officer of Membrex, Inc., a biotechnology and environmental membrane separations company. Prior to 1989, Mr. Kahn was Managing Director and Chief Executive Officer of Kratos Group PLC, an analytical instrument company focused on liquid chromatography, mass spectrometry and surface analysis systems.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, certain officers and persons holding more than 10% of a registered class of the Company's equity securities to file reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "Commission"). Directors, certain officers and greater than 10% stockholders are also required by Commission regulations to furnish the Company with copies of all such reports that they file. Based on its review of copies of such forms provided to the Company, the Company believes that all filing requirements were complied with on a timely basis during the year ended December 31, 1998.


ITEM 10.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to, the Company's Chairman of the Board and Chief Executive Officer (the "Named Executive Officer"), with respect to the years ended December 31, 1998, 1997 and 1996. There were no other executive officers of the Company whose cash and cash equivalent compensation exceeded $100,000 during the last fiscal year.


                                                     Summary Compensation Table
                                                     --------------------------
                                     Annual Compensation                         Long-Term Compensation
                                     -------------------                         ----------------------
                                                                    Other Annual       Securities Underlying       All Other
Name and Principal Position        Year    Salary ($)   Bonus ($)   Compensation ($)       Options (#)           Compensation ($)
--------------------------------   ----   ---------    --------    ---------------         -----------           ----------------
Eugene I. Gordon................
 Chairman of the Board and         1998    $155,500      $ -            $  -               42,500                   $1,722 (1)
    Chief Executive Officer        1997     169,900      25,000            -                   -                     2,394 (1)
                                   1996     122,617        -               -                   -                     1,200 (1)

  (1)  Consists of payment of annual life insurance premiums.

Stock Option Grants
The following table sets forth information concerning the grant of stock options during 1998 to the Named Executive Officer.

                                    Option Grants in Last Fiscal Year (Individual Grants)
                                    ----------------------------------------------------
                           Percentage of Total Options
Number of Securities     Granted to Employees in Fiscal       Exercise Price
Underlying Options               Fiscal Year                    Per Share            Expiration Date
------------------               -----------                    ---------            ---------------
    42,500                          16.0%                          $1.00              December 3, 2008

     In conjunction with a voluntary reduction in his base compensation, beginning November 1998, the Named Executive Officer was issued a total of 42,500 options to purchase the common stock of the Company. These options vest 16.66% for each month such base compensation is reduced, with all options vesting by April 30, 1999.

Year-End Value Table

The following table sets forth information regarding the number and year-end value of unexercised options held at December 31, 1998 by the Named Executive Officer. No stock options were exercised by the Named Executive Officer during fiscal 1998.

                                1998 Option Values

                          Number of Securities               Value of Unexercised
                         Underlying Unexercised               "In-the-Money" (1)
                            Options at Fiscal                 Options at Fiscal
                              Year-End (#)                       Year-End ($)
                        Exercisable/Unexercisable         Exercisable/Unexercisable
                        -------------------------         -------------------------
                             14,167/28,333                          $425/$850

  (1) Options are "in-the-money" if the fair market value of the underlying securities exceeds the exercise price of the options. The amounts set forth represent the difference between $1.03 per share, the fair market value of the Common Stock issuable upon exercise of options at December 31, 1998, and the $1.00 per share exercise price of the option, multiplied by the applicable number of option shares.

Compensation of Directors

Directors who are officers or employees of the Company receive no additional compensation for service as a member of the Board of Directors or any committees thereof. Upon the election of an outside director to the Board of Directors, options to purchase 10,000 shares of the Company's common stock, par value $.001 per share (the "Common Stock"), with an exercise price equal to $5.00 per share, are granted to such director pursuant to the Company's 1994 Stock Option Plan, as amended and restated (the "Stock Option Plan"). The number of shares subject to the options is pro-rated if the outside director is elected to the Board of Directors at a time other than the annual meeting of the Company's stockholders. The options vest ratably to the extent of 50% of the shares of Common Stock covered thereby upon the earlier of each of the first and second anniversary of the date of grant or the day immediately preceding each successive annual meeting of stockholders subsequent to the date of grant, provided, that such director has served as a director of the Company through such date. Outside directors are also reimbursed for out-of-pocket expenses incurred in connection with attendance of meetings of the Board of Directors. In 1998, Dr. David and Messrs. Hillsberg and Kahn each received options to purchase 10,000 shares of Common Stock with an exercise price equal to $5.00 per share.

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

The expired agreement could be terminated for cause and contained proprietary information, invention and non-competition provisions which prohibited disclosure of any of the Company's proprietary information and precluded competition with the Company for two years after termination of employment. Although a new agreement has not been finalized as of March 31, 1999, it is anticipated that its terms will include these or similar provisions.

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

Shares Available for Awards. The total number of shares of Common Stock (either authorized and unissued shares or treasury shares) for which options may be granted pursuant to the Stock Option Plan is 449,688, subject to adjustment for stock splits, stock dividends, recapitalizations and similar events. In the event that any outstanding option for any reason expires or is terminated or canceled and/or shares of Common Stock subject to repurchase are repurchased by the Company, the shares allocable to the unexercised portion of such option or repurchased shares may again be subject to an option grant.

Awards. The Stock Option Plan authorizes grants of incentive stock options ("ISOs"), as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and non-statutory (nonqualified) stock options. Under the Stock Option Plan, all options must be granted, if at all, within 10 years from the date the Stock Option Plan was adopted by the Board of Directors of the Company. The Board of Directors, which administers the Stock Option Plan, shall set, including by amendment of an option, the time or times within which each option shall be exercisable or the event or events upon the occurrence of which all or a portion of each option shall be exercisable and the term of each option; provided, however, that (i) no option shall be exercisable after the expiration of 10 years after the date such option is granted and (ii) no ISO granted to an optionee who at the time the option is granted owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company within the meaning of Section 422(b)(6) of the Code (a "Ten Percent Owner Optionee") shall be exercisable after the expiration of five years after the date such option is granted. As of April 13, 1999, non-statutory stock options to purchase a total of 308,050 shares of Common Stock have been granted and are outstanding and ISOs to purchase a total of 72,500 shares of Common Stock have been granted and are outstanding. Pursuant to agreements made between the Company and the underwriter of the Company's initial public offering, the Company has agreed not to issue options to purchase more than 225,000 shares of Common Stock during a two year period expiring August 6, 1998 without such underwriter's prior written consent. The Company has further agreed that during such period it would not issue options to purchase more than 50,000 shares of Common Stock having an exercise price less than the fair market value of the Common Stock on the date of grant. Additionally, the Company also agreed that any options granted during such period would vest no earlier than one year from the date of grant. The Stock Option Plan provides that (i) the exercise price per share for an ISO shall not be less than the fair market value, as determined by the Board of Directors, of a share of Common Stock on the date of the grant; and (ii) no ISO granted to a Ten Percent Owner Optionee shall have an exercise price per share less than 110% of the fair market value, as determined by the Board of Directors, of a share of Common Stock on the date of the grant. Notwithstanding the foregoing, an option may be granted with an exercise price lower than the minimum exercise price set forth above if such option is granted pursuant to an assumption or substitution for another option in a manner qualifying within the provisions of Section 424(a) of the Code.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the beneficial ownership of the Common Stock, as of April 26, 1999, by (i) each person known to the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) the Named Executive Officer and
(iv) all executive officers and directors of the Company, as a group. All information with respect to beneficial ownership has been furnished to the Company by the respective stockholders of the Company.

                                           Amount and Nature of        Percentage
                                              of Beneficial                Of
Name and Address of Beneficial Owner         Ownership (1)               Class
-----------------------------------        --------------------         --------
Eugene I. Gordon (2)...................        1,639,287 (3)               41.8
Edward E. David, Jr. (2)...............            5,000 (4)                *
Sanford J. Hillsberg (5)...............           62,515 (5)                1.6
Malcolm R. Kahn (2)....................            5,000 (4)                *
All executive officers and directors
as a group (5 persons)....................     1,730,677 (6)               43.5

------------------------
* Represents beneficial ownership of less than 1% of the outstanding shares of Common Stock.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "Commission"). In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days of April 26, 1999 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, the beneficial owner named in the table has sole voting and investment power with respect to the shares set forth opposite such beneficial owner's name.

(2) Each such person's business address is 1090 King Georges Post Road, Suite 301, Edison, New Jersey 08837.

(3)  Includes 42,500 shares subject to exercisable options.

(4)  Consists of shares subject to exercisable options.

(5) Such person's business address is 1801 Century Park East, Suite 1600, Los Angeles, California 90067. Includes 14,000 shares subject to exercisable options and 5,963 shares subject to exercisable warrants. Also includes 7,000 shares of Common Stock and exercisable warrants to purchase 7,000 shares of Common Stock owned by such person's spouse, as to which such person disclaims beneficial ownership.

(6) Includes 83,375 shares subject to exercisable options and 12,963 shares subject to exercisable warrants.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to the Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Edison, State of New Jersey, on the 27th day of April 1999.

                                   MEDJET INC.

                                   By:   /s/ Eugene I. Gordon
                                   ----------------------------------------
                                   Chairman of the Board and
                                   Chief Executive Officer