Form 10QSB
period 1999-03-31
MEDJET INC
filed 1999-05-14
CIK 932265

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------
                                  FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to ____________________

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

     As of May 7, 1999, 3,881,158 shares of Common Stock, par value $.001 per share, were outstanding.

     Transitional Small Business Disclosure Format:    Yes [_]  No  [X]


================================================================================

                                  MEDJET INC.

                                     INDEX
                                     -----

                                                                                                       Page No.
PART I.   FINANCIAL INFORMATION

Item 1.          Financial Statements:

                 Condensed Interim Balance Sheet as of March 31, 1999 (Unaudited)...................     1

                 Condensed Interim Statements of Operations for the three months ended March 31,
                 1999 and 1998 and the period from December 16, 1993 (date of inception) to March
                 31, 1999 (Unaudited)...............................................................     2

                 Condensed Interim Statements of Cash Flows for the three months ended March 31,
                 1999 and 1998 and the period from December 16, 1993 (date of inception) to March
                 31, 1999 (Unaudited)...............................................................     3

                 Notes to Condensed Interim Financial Statements (Unaudited)........................     4

Item 2.          Management's Discussion and Analysis or Plan of Operation..........................     5

PART II.  OTHER INFORMATION

Item 1.          Legal Proceedings..................................................................     9

Item 2           Changes in Securities and Use of Proceeds..........................................    11

Item 3.          Defaults Upon Senior Securities....................................................    11

Item 4.          Submission of Matters to a Vote of Security Holders................................    11

Item 5.          Other Information..................................................................    11

Item 6.          Exhibits and Reports on Form 8-K...................................................    11

SIGNATURES..........................................................................................    12

                                  MEDJET INC.
                         (A Development Stage Company)
                        Condensed Interim Balance Sheet
                                March 31, 1999
                                  (Unaudited)


                                    ASSETS

Current Assets:
     Cash and cash equivalents                                                                          $   219,331
     Prepaid expenses                                                                                        36,762
                                                                                                      --------------
              Total Current Assets                                                                          256,093
                                                                                                      --------------


Property and Equipment - less accumulated depreciation of $283,502                                          189,785
Organization Costs - less accumulated amortization of $36,239                                                 1,148
Patents and Trademarks - less accumulated amortization of $20,298                                           141,931
Deferred tax asset                                                                                          594,209
Security deposits                                                                                             4,837
                                                                                                      --------------
              Total Assets                                                                              $ 1,188,003
                                                                                                      ==============


                                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued liabilities                                                           $   260,146
     Deferred revenues                                                                                      120,000
     Income taxes payable                                                                                       150
                                                                                                      --------------
              Total  Liabilities                                                                            380,296
                                                                                                      --------------

Stockholders' Equity:
     Common stock, $.001 par value, 7,000,000 shares authorized,
        3,914,947 shares issued and 3,881,158 shares outstanding                                              3,915
     Preferred stock, $.01 par value, 1,000,000 shares authorized,
        no shares issued                                                                                          -
     Additional paid-in capital                                                                           6,066,049
     Accumulated deficit (including deficit accumulated during development stage of $6,765,227 of which $1,556,204 was applied to additional
        paid-in capital upon conversion from an "S" to a "C" corporation)                                (5,260,557)
     Less: Treasury stock, 33,789 shares, at cost                                                            (1,700)
                                                                                                      --------------
              Total Stockholders' Equity                                                                    807,707
                                                                                                      --------------

Total Liabilities and Stockholders' Equity                                                              $ 1,188,003
                                                                                                      ==============

           See notes to the condensed interim financial statements.

                                  MEDJET INC.
                         (A Development Stage Company)
                  Condensed Interim Statements of Operations
              For The Three Months Ended March 31, 1999 and 1998
 And The Period From December 16, 1993 (Date of Inception), to March 31, 1999
                                  (Unaudited)

                                                       Three Months Ended                        Period from
                                                          March 31,                              December 16,
                                             -------------------------------------           1993 (Inception) to
                                                   1999                 1998                    March 31, 1999
                                             ---------------       ---------------           --------------------
Revenues:
License fee income                             $  120,000             $        -                  $   620,000
                                             ---------------       ---------------           --------------------
Total revenues                                    120,000                      -                      620,000
                                             ---------------       ---------------           --------------------

Expenses:
Research, development,
     general and administrative                   340,180                729,620                    8,247,870
                                             ---------------       ---------------           --------------------
Total expenses                                    340,180                729,620                    8,247,870
                                             ---------------       ---------------           --------------------

Loss from Operations                             (220,180)              (729,620)                  (7,627,870)

Other Income (Expense):
Interest income, net                                2,592                 14,525                      269,484
                                             ---------------       ---------------           --------------------

Loss Before Income Tax                           (217,588)              (715,095)                  (7,358,386)

Income tax                                              -                      -                     (593,159)
                                             ---------------       ---------------           --------------------
Net Loss                                         (217,588)              (715,095)                  (6,765,227)

Dividends on Preferred Stock                            -                      -                      184,923
                                             ---------------       ---------------           --------------------

Net Loss Attributable to
Common Shareholders                            $ (217,588)            $ (715,095)                 $(6,950,150)
                                             ===============       ===============           ====================

Net Loss Per Share                             $    (0.06)            $    (0.19)                 $     (2.28)
                                             ===============       ===============           ====================

Weighted average common and
     equivalent shares outstanding              3,881,158              3,676,001                    3,048,898
                                             ===============       ===============           ====================

           See notes to the condensed interim financial statements.

                                  MEDJET INC.
                         (A Development Stage Company)
                  Condensed Interim Statements of Cash Flows
              For The Three Months Ended March 31, 1999 and 1998
 And The Period From December 16, 1993 (Date of Inception), to March 31, 1999
                                  (Unaudited)

                                                                    For the Three Months Ended                   Period from
                                                                              March 31,                          December 16,
                                                              -----------------------------------------       1993 (Inception) to
                                                                    1999                  1998                  March 31, 1999
                                                              ---------------        ------------------      --------------------
Cash Flows from Operating Activities                             $(115,777)                $ (638,066)          $(6,674,124)

Cash Flows from Investing Activities                                (8,486)                  (102,431)             (679,479)

Cash Flows from Financing Activities                                     -                     37,748             7,572,934
                                                              ---------------        ------------------      --------------------

Net Increase (Decrease) in Cash and Cash Equivalents              (124,263)                  (702,749)              219,331

              Cash and Cash Equivalents - Beginning of Period      343,594                  1,491,040                     -
                                                              ---------------        ------------------      --------------------
              Cash and Cash Equivalents - End of Period          $ 219,331                 $  788,291           $   219,331
                                                              ===============        ==================      ====================

Supplemental Disclosures of Cash Flow Information:

Cash Paid for:
     Interest Expense                                            $     150                 $        -           $    13,671
                                                              ===============        ==================      ====================
     Income Taxes                                                $       -                 $        -           $       400
                                                              ===============        ==================      ====================

           See notes to the condensed interim financial statements.

                                  MEDJET INC.
                         (A DEVELOPMENT  STAGE COMPANY)


                                  NOTES TO THE
                     CONDENSED INTERIM FINANCIAL STATEMENTS


NOTE A -  NATURE OF ORGANIZATION AND BASIS OF PRESENTATION:

          (1)  Nature of Organization:
               ----------------------

          Medjet Inc. (the "Company") was incorporated in the State of Delaware on December 16, 1993 and is in the development stage. The Company is engaged in research and development of medical technology, with a current emphasis on ophthalmic surgical technology and equipment.

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

          The Condensed Interim Financial Statements included herein reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of results to be expected for the entire year ending December 31, 1999.


NOTE B -  NET LOSS PER SHARE:

          Net loss per share, in accordance with the provisions of Financial Accounting Standards No. 128, "Earnings Per Share," is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Common stock equivalents have not been included in this computation as the effect would be anti-dilutive.

NOTE C -  LICENSE AGREEMENT:

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



ITEM 2.   MANAGEMENT'S DISCUSSION AND
          ANALYSIS OR PLAN OF OPERATION

This Quarterly Report on Form 10-QSB, including any documents that are incorporated by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Generally, such statements are indicated by words or phrases such as "anticipate," "expect," "intend," "management believes" and similar words and phrases. Such statements are based on the Company's current expectations and are subject to risks, uncertainties and assumptions. Certain of these risks are described or referred to below and in the introduction to Part I of the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1998 on file with the Securities and Exchange Commission and are incorporated herein by this reference. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected, intended or believed.


GENERAL

The Company is engaged in research and development of medical technology, with a current emphasis on ophthalmic surgical technology and equipment, and has developed a proprietary technology and derivative devices for corneal surgery based on microjets. The Company expects, during the remainder of 1999, to continue its research and development activities, focusing principally on ophthalmic surgical technology and equipment, and to commence early exploratory work on dental applications of its microjet technology. The Company is a development stage company.

RESULTS OF OPERATIONS

The Company has not yet initiated sales of its products and, consequently, had no sales revenues during the three months ended March 31, 1999. Under the terms of the license agreement with Nestle (as described under "License Agreement" in Note C of Notes to the Condensed Interim Financial Statements), a total of $240,000 was paid by Alcon to the Company during the three months ended March 31, 1999. This amount has been reflected as License Fee Income and Deferred Revenues in the accompanying Condensed Interim Financial Statements.

Total costs and expenses during the three months ended March 31, 1999 decreased by $389,440 (53.4%) to $340,180 from $729,620 for the comparable period of 1998.
This was primarily due to a net decrease in staff (to nine full-time employees and one part-time employee from twenty full-time employees) and a decrease in consulting and professional fees as the Company continued to curtail several operational activities in order to husband and stretch its existing capital. (See "Liquidity and Capital Resources" below). Expenses were also higher during the 1998 period due to increased purchases for materials, testing and analysis and other higher costs associated with the higher level of activity.

Other income/expense consists of interest income and interest expense and finance charges. Net interest income for the three months ended March 31, 1999 decreased by $11,933 (82.2%) to $2,592 from $14,525 for the comparable period of 1998. This decrease principally results from income earned on the Company's short-term investments which were lower in the 1999 period, reflecting the utilization of these funds to continue the Company's research and development activities.


LIQUIDITY AND CAPITAL RESOURCES

In April 1998, the Company sold and issued 110,000 shares of its Convertible Preferred Stock for an aggregate price of $1,100,000, the net proceeds of which were added to the Company's working capital. On October 8, 1998, these shares were converted into 182,724 shares of Common Stock and the Company paid the applicable dividend on the Convertible Preferred Stock by issuing a total of 12,154 shares of Common Stock.

Throughout the second half of 1998, the Company had been seeking additional capital to finance its 1999 business plan. Pending obtaining additional financing, the Company made the decision to curtail several operational activities and to downsize its employee base in order to husband and stretch its existing capital. In October and November, 1998, the Company dismissed nine of its nineteen employees. It also significantly reduced the salary of the management group, in some cases by up to 50%. The specific goal was to reduce the Company's monthly expenditures by 60%, to approximately $100,000. The

Company currently is focused on fulfilling its commitments with respect to the agreement with Alcon, although the Company may seek to license the HydroBrush(TM) Keratome to a third party at some future date. The Company will also consider submitting proposals to the government and to industrial organizations to fund some of the costs of the study of other medical applications of its technology platform. Finally, as its financial resources permit, the Company will continue explorations and analyses of potential new medical applications of its microjet technology.

In January 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss ("NOL") Carryover and Research and Development Tax Credits ("R&D Credits") to corporate taxpayers in New Jersey. The Company retained a third party broker to identify a buyer for the Company's NOL Carryover and R&D Credits. The anticipated net proceeds of this transaction ($594,209) have been recorded as a non-current deferred tax asset in the accompanying condensed interim financial statements. There can be no assurances, however, that this proposed sale will occur. To the extent that the NOL Carryover and R&D Credits are sold, they will be unavailable to the Company to offset future New Jersey state taxes.

During March 1999, Dr. Gordon agreed to make available to the Company a loan of up to $250,000. Under the terms of this arrangement, which has yet to be finalized, it is anticipated that the Company will pay a market interest rate and issue to Dr. Gordon warrants to purchase up to 50,000 shares of the Company's Common Stock. To date, no funds have been advanced under this arrangement.

The Company anticipates that its cash on hand, together with the payments to be received by the Company in connection with the license agreement, plus the proposed loan from Dr. Gordon and the sale of its New Jersey State NOL Carryover and R&D Credits, will be sufficient to meet the Company's 1999 working capital and planned capital expenditure requirements. If, however, the Company incurs unexpected expenses, or if the New Jersey NOL Carryover and R&D Credits are not sold as anticipated, the Company may require additional financing prior to the end of 1999 in order to maintain its current operations. Assuming FDA marketing clearance is obtained, minimum royalty payments under the licensing agreement are anticipated to begin in early 2000. However, if the Company and Alcon fail to obtain FDA clearance of the Company's HydroBlade(TM) Keratome device or Alcon's manufacturing and marketing of the device is otherwise delayed, the Company will need to raise additional capital to maintain its current scope of operations beyond the second quarter of 2000. The Company currently has no commitment or arrangement for any capital, and there can be no assurance whether or on what terms it will be able to obtain any needed capital. If additional financing is not available, the Company would be materially adversely affected and be required to further curtail or cease altogether its current operations.

The Company's current strategy is to exclusively license its products. As of the date of filing of this quarterly report on Form 10-QSB, the Company has entered into one such agreement, the Alcon Agreement, covering corneal refractive surgery. To the extent the Company does not enter into licensing arrangements, it may undertake the marketing and sale of its own products. In such event, the Company would be subject to the risks and uncertainties described under "Additional Factors That May Affect Future Results - No Manufacturing Experience; Dependence on Third Parties," in the Company's Annual Report on Form 10-KSB, which information is incorporated herein by reference.


ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

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

New Jersey Institute of Technology

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

NJIT has submitted a patent application relating to a different refractive corrective procedure based on the use of an isotonic waterjet to the U.S. Patent and Trademark Office. That patent has recently been allowed. The three inventors of the subject of such patent application, one of which was Dr. Gordon, had assigned such patent application to NJIT as part of a dispute settlement in which NJIT agreed to grant an exclusive license to the Company of the patent rights under such patent application. That license was terminated by the Company because the Company believed that the device did not operate as claimed and could be harmful to the patient. In its court pleas, NJIT claims, without being specific, that the Company's Patent emanates from the earlier invention. Prior to being served with the complaint by NJIT, the Company and Dr. Gordon filed a complaint, on March 27, 1998, against NJIT in the Superior Court of the State of New Jersey, Middlesex County, seeking a declaratory judgment that NJIT had no ownership or other interest in the patent rights to the Company's Patent and seeking certain monetary damages. NJIT removed the Company's lawsuit to the U.S. District Court, seeking to have it consolidated with its lawsuit. The Company moved to have its suit remanded to state court and to have the NJIT lawsuit dismissed on the grounds that the federal court lacked jurisdiction over either action, and that NJIT had not been harmed by the Company's Patent and therefore could not challenge its validity.

During October 1998, the lawsuit brought in U.S. District Court by NJIT was dismissed on jurisdictional grounds. In addition, the U.S. District Court also held that NJIT improperly removed the Company's state court action and ordered that action remanded to the state court. NJIT appealed the remand action and appealed the dismissal of its lawsuit brought in U.S. District Court. These appeals have been dismissed. On April 26, 1999, NJIT commenced a second litigation in U.S. District Court seeking, among other things, an order amending the inventorship designation regarding the Patent to include two NJIT employees. The Company plans to move to dismiss this action as well. In the state court action, the Company requested discovery in November 1998. To date, NJIT has produced very few responsive and relevant documents, and only partial answers to the Company's interrogatories. NJIT has asserted counterclaims and/or third party claims against the Company, Dr. Gordon, a former employee of the Company, and patent counsel. While the action is still in the discovery phase, the Company believes that its Patent is valid and enforceable and that the Company has valid defenses to each of NJIT's claims. The Company believes the probability of an unfavorable outcome to be low, and therefore no amounts have been accrued, with respect to this lawsuit.

Other

On April 16, 1999, the Company was served with a complaint commencing a lawsuit in the United States District Court for the District of New Jersey by Robert G. Donovan, a former officer and director, seeking payment of $129,500 for undocumented services alleged to have been performed for the Company. A compensation package offered by the Company for documented services had been rejected by Mr. Donovan previously. Although the Company believes the probability of a significant unfavorable outcome is remote, this matter is currently in the preliminary stages and no prediction can be made of the ultimate outcome.


Item 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

               None


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

                      None

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 14, 1999                MEDJET INC.


                                    /s/ Eugene I. Gordon
                                    ---------------------------------
                                    Eugene I. Gordon, Ph.D.
                                    Chairman of the Board and
                                     Chief Executive Officer


                                    /s/ Thomas M. Handschiegel
                                    ---------------------------------
                                    Thomas M. Handschiegel
                                    Vice President - Finance and
                                         Human Resources
                                    (Principal financial and accounting officer)

                               INDEX TO EXHIBITS



EXHIBIT NO.    DESCRIPTION

    11         Statement regarding computation of per share earnings

    27         Financial Data Schedule