Form 10QSB
period 1999-06-30
MEDJET INC
filed 1999-08-12
CIK 932265

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -----------------
                                  FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1999

                                       OR

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

--------------------------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     As of July 31, 1999, 3,901,431 shares of Common Stock, par value $.001 per share, were outstanding.

     Transitional Small Business Disclosure Format:    Yes [ ]  No [X]

================================================================================

                                  MEDJET INC.
                         (A Development Stage Company)
                        Condensed Interim Balance Sheet
                                 June 30, 1999
                                  (Unaudited)

                                              ASSETS
Current Assets:
Cash and cash equivalents                                                                $    42,724
Prepaid expenses                                                                              47,348
                                                                                         -----------
               Total Current Assets                                                           90,072
                                                                                         -----------

Property and Equipment - less accumulated depreciation of $290,714                           144,531
Patents and Trademarks - less accumulated amortization of $23,359                            162,621
Deferred tax asset                                                                           594,209
Security deposits                                                                              4,837
                                                                                         -----------

               Total Assets                                                              $   996,270
                                                                                         ===========


                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued liabilities                                            $   347,984
     Deferred revenues                                                                       175,000
     Income taxes payable                                                                        150
                                                                                         -----------

               Total Liabilities                                                             523,134
                                                                                         -----------

Stockholders' Equity:
     Common stock, $.001 par value, 7,000,000 shares authorized,
       3,935,220 shares issued and 3,901,431 shares outstanding                                3,935
     Preferred stock, $.01 par value, 1,000,000 shares authorized,
       no shares issued                                                                           -
     Additional paid-in capital                                                            6,066,036
     Accumulated deficit (including deficit accumulated during development stage of $7,099,805 of which $1,556,204 was applied to additional
       paid-in capital upon conversion from an "S" to a "C" corporation)                  (5,595,135)
     Less: Treasury stock, 33,789 shares, at cost                                             (1,700)
                                                                                         -----------
               Total Stockholders' Equity                                                    473,136
                                                                                         -----------

Total Liabilities and Stockholders' Equity                                               $   996,270
                                                                                         ===========

           See Notes to the Condensed Interim Financial Statements.

                                  MEDJET INC.
                         (A Development Stage Company)
                  Condensed Interim Statements of Operations
           For The Three and Six Months Ended June 30, 1999 and 1998
  And The Period From December 16, 1993 (Date of Inception), to June 30, 1999
                                  (Unaudited)

                                      Three Months Ended                   Six Months Ended                Period from
                                           June 30,                            June 30,                    December 16,
                                  --------------------------          --------------------------       1993 (Inception) to
                                     1999            1998                1999           1998              June 30, 1999
                                  ----------      ----------          ----------     -----------       -------------------
Revenues:
License fee income                $   55,000      $        -          $  175,000     $         -           $   675,000
                                  ----------      ----------          ----------     -----------           -----------
Total revenues                        55,000               -             175,000               -               675,000
                                  ----------      ----------          ----------     -----------           -----------

Expenses:
Research, development,
 general and administrative          390,916         719,205             731,171       1,448,825             8,639,225
                                  ----------      ----------          ----------     -----------           -----------
Total expenses                       390,916         719,205             731,171       1,448,825             8,639,225
                                  ----------      ----------          ----------     -----------           -----------

Loss from Operations                (335,916)       (719,205)           (556,171)     (1,448,825)           (7,964,225)

Other Income (Expense):
Net interest income                    1,613          14,593               4,205          29,118               271,061
                                  ----------      ----------          ----------     -----------           -----------

    Loss Before Income Tax          (334,303)       (704,612)           (551,966)     (1,419,707)           (7,693,164)

        Income tax                       200             200                 200             200              (593,359)
                                  ----------      ----------          ----------     -----------           -----------

Net Loss                            (334,503)       (704,812)           (552,166)     (1,419,907)           (7,099,805)

Dividends on Preferred Stock               -               -                   -               -               184,923
                                  ----------      ----------          ----------     -----------           -----------

Net Loss Attributable to
 Common Shareholders              $ (334,503)     $ (704,812)         $ (552,166)    $(1,419,907)          $(7,284,728)
                                  ==========      ==========          ==========     ===========           ===========

Net Loss Per Share                $    (0.09)     $    (0.19)         $    (0.14)    $     (0.39)          $     (2.36)
                                  ==========      ==========          ==========     ===========           ===========

  Weighted average common and
   equivalent shares outstanding   3,891,855       3,686,280           3,886,536       3,681,168             3,088,500
                                  ==========      ==========          ==========     ===========           ===========

           See Notes to the Condensed Interim Financial Statements.

                                  MEDJET INC.
                         (A Development Stage Company)
                  Condensed Interim Statements of Cash Flows
                For The Six Months Ended June 30, 1999 and 1998
  And The Period From December 16, 1993 (Date of Inception), to June 30, 1999
                                  (Unaudited)


                                                                                For the Six Months Ended          Period from
                                                                                        June 30,                December 16, 1993
                                                                         ------------------------------------    (Inception) to
                                                                               1999                1998           June 30, 1999
                                                                         ----------------    ----------------    ----------------
Cash Flows from Operating Activities                                          $(297,620)        $(1,200,758)        $(6,855,967)

Cash Flows from Investing Activities                                             (3,250)           (168,583)           (674,243)

Cash Flows from Financing Activities                                               -              1,117,748           7,572,934
                                                                         ----------------    ----------------    ----------------

Net Increase (Decrease) in Cash and Cash Equivalents                           (300,870)           (251,593)             42,724

                Cash and Cash Equivalents - Beginning of Period                 343,594           1,491,040                -
                                                                         ----------------    ----------------    ----------------

                Cash and Cash Equivalents - End of Period                     $  42,724         $ 1,239,447         $    42,724
                                                                          ===============     ===============     ===============



Supplemental Disclosures of Cash Flow Information:

                Cash paid for:
                     Income taxes                                             $     200         $       200         $       600
                                                                          ===============     ===============     ===============
                     Interest expense                                         $     168         $       183         $    13,689
                                                                          ===============     ===============     ===============

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

          The Condensed Interim Financial Statements included herein reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of results to be expected for the entire year ending December 31, 1999.

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

RESULTS OF OPERATIONS

The Company has not yet initiated sales of its products and, consequently, had no sales revenues during the three or six months ended June 30, 1999. Under the terms of the license agreement with Nestle (as described under "License Agreement" in Note C of Notes to the Condensed Interim Financial Statements), a total of $350,000 was paid by Alcon to the Company during the six months ended June 30, 1999. This amount has been reflected as License Fee Income and Deferred Revenues in the accompanying Condensed Interim Financial Statements.

Total expenses during the three months ended June 30, 1999 decreased by $328,289 (45.6%) to $390,916 from $719,205 for the comparable period of 1998. This was primarily due to a net decrease in staff (to seven full-time employees and one part-time employee from twenty full-time employees) and a decrease in consulting and professional fees as the Company continued to curtail several operational activities in order to husband and stretch its existing capital. (See "Liquidity and Capital Resources" below). Expenses were also higher during the 1998 period due to increased purchases for materials, testing and analysis and other higher costs associated with the higher level of activity.

During the six months ended June 30, 1999, total expenses decreased by $717,654 (49.5%) to $731,171 from $1,448,825 for the comparable period of 1998, generally for the same reasons as during the three-month period.

Other income/expense consists of interest income, interest expense and finance charges. Net interest income for the three months ended June 30, 1999 decreased by $12,980 (88.9%) to $1,613 from $14,593 for the comparable period of 1998. This decrease principally results from income earned on the Company's short-term investments which were lower in the 1999 period, reflecting the utilization of these funds to continue the Company's research and development activities.

For the six months ended June 30, 1999, net interest income decreased by $24,913 (85.6%) to $4,205 from $29,118 for the comparable period of 1998 for the same reason as during the three-month period.

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

Throughout the second half of 1998, the Company had been seeking additional capital to finance its 1999 business plan. Pending obtaining additional financing, the Company made the decision to curtail several operational activities and to downsize its employee base in order to husband and stretch its existing capital. In October and November 1998, the Company dismissed nine of its nineteen employees. It also significantly reduced the salary of the management group, in some cases by up to 50%. The specific goal was to reduce the Company's monthly expenditures by 60%, to approximately $100,000. The Company currently is focused on fulfilling its commitments with respect to the agreement with Alcon, although the Company may seek to license the HydroBrush(TM) Keratome to a third party at some future date. The Company will also consider submitting proposals to the government and to industrial organizations to fund some of the costs of the study of other potential medical applications of its technology platform. Finally, as its financial resources permit, the Company will continue explorations and analyses of potential new medical applications of its microjet technology.

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

During March 1999, Dr. Gordon agreed to make available to the Company a loan of up to $250,000. Under the terms of this arrangement, the Company has issued to Dr. Gordon warrants to purchase a total of 50,000 shares of the Company's Common Stock at a price per share of $.89 and will pay interest on the amounts borrowed at the rate of 8.27% per annum. During July 1999, Dr. Gordon advanced a total of $100,000 to the Company under this arrangement.

The Company anticipates that its cash on hand, together with the payments to be received by the Company in connection with the license agreement, plus the loan from Dr. Gordon and the sale of its New Jersey State NOL Carryover and R&D Credits, will be sufficient to meet the Company's 1999 working capital and planned capital expenditure requirements. If, however, the Company incurs unexpected expenses, or if the New Jersey NOL Carryover and R&D Credits are not sold as anticipated, the Company may require additional financing prior to the end of 1999 in order to maintain its current operations. Assuming FDA marketing clearance is obtained, minimum royalty payments under the licensing agreement are anticipated to begin in early 2000. However, if the Company and Alcon fail to obtain FDA clearance of the Company's HydroBlade(TM) Keratome device or Alcon's manufacturing and marketing of the device is otherwise delayed, the Company will need to raise additional capital to maintain its current scope of operations beyond the second quarter of 2000. The Company currently has no commitment or arrangement for any capital, and there can be no assurance whether or on what terms it will be able to obtain any needed capital. If additional financing is not available, the Company would be materially adversely affected and be required to further curtail or cease altogether its current operations.

The Company's current strategy is to exclusively license its products. As of the date of filing of this quarterly report on Form 10-QSB, the Company has entered into one such agreement, the Alcon Agreement, covering corneal refractive surgery. Later, it may undertake the marketing and sale of its own products. In such event, the Company would be subject to the risks and uncertainties described under "Additional Factors That May Affect Future Results - No Manufacturing Experience; Dependence on Third Parties," in the Company's Annual Report on Form 10-KSB, which information is incorporated herein by reference.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company's current strategy is to selectively license its ophthalmology products when appropriate. To date, the Company has entered into one such agreement to license its proprietary microjet technology for corneal refractive surgery only. If the Company is unable or elects not to enter into additional license agreements with respect to its other products, it may undertake the manufacture and marketing of such products directly. If manufactured internally, the Company's proposed products must be produced in commercial quantities in compliance with regulatory requirements at acceptable costs. Production in clinical or commercial-scale quantities will involve scale-up challenges for the Company. The Company currently has no volume manufacturing capacity or experience in manufacturing medical devices or any other products. If the Company elects to manufacture certain of its potential products, it would be required to establish its own manufacturing capabilities, which would require significant scale-up expenses and additions to facilities and personnel. There can be no assurance that the Company would be able to obtain the necessary regulatory approvals on a timely basis, or at all, and delays in receipt of, or failure to receive such approvals, or loss of previously received approvals, would have a material adverse effect on the Company. There can be no assurance that the Company will be able to enter into agreements with third parties with respect to the manufacture of any products or develop its own manufacturing capability at an acceptable cost.

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

NJIT submitted a patent application relating to a different refractive corrective procedure based on the use of an isotonic waterjet to the U.S. Patent and Trademark Office. That patent has recently been allowed. The three inventors of the subject of such patent application, one of which was Dr. Gordon, had assigned such patent application to NJIT as part of a dispute settlement in which NJIT agreed to grant an exclusive license to the Company of the patent rights under such patent application. That license was terminated by the Company because the Company found that the device did not operate as claimed and could be harmful to the patient. In its court pleas, NJIT claims, without being specific, that the Company's Patent emanates from the earlier invention. Prior to being served with the complaint by NJIT, the Company and Dr. Gordon filed a complaint, on March 27, 1998, against NJIT in the Superior Court of the State of New Jersey, Middlesex County, seeking a declaratory judgment that NJIT had no ownership or other interest in the patent rights to the Company's Patent and seeking payment for damages. NJIT removed the Company's lawsuit to the U.S. District Court, seeking to have it consolidated with its lawsuit. The Company moved to have its suit remanded to state court and to have the NJIT lawsuit dismissed on the grounds that the federal court lacked jurisdiction over either action, and that NJIT had not been harmed by the Company's Patent and therefore could not challenge its validity.

During October 1998, the lawsuit brought in U.S. District Court by NJIT was dismissed on jurisdictional grounds. In addition, the U.S. District Court also held that NJIT improperly removed the Company's state court action and ordered that action remanded to the state court. NJIT appealed the remand action and appealed the dismissal of its lawsuit brought in U.S. District Court. These appeals have been dismissed. On April 26, 1999, NJIT commenced a second action in U.S. District Court. NJIT alleged that the defendants failed to name a NJIT professor and/or a NJIT research associate as co-inventors of the Patent and breached fiduciary duties and contractual obligations owed to NJIT. As in the first federal court action, NJIT sought monetary damages, an order directing that the Company's Patent, foreign patents and patent applications be assigned and transferred to NJIT, a declaratory judgment that all of the claims of the Company's Patent are invalid and unenforceable against NJIT and an order amending the named inventors of the Company's Patent to include the NJIT professor and/or the NJIT research associate. Briefing to the federal court on the motion to dismiss the action against the Company, Dr. Gordon and the former employee of the Company is complete. On or about September 13, 1999, the court is scheduled to hear the motion to dismiss the second federal action.

With respect to the Company's lawsuit against NJIT, NJIT has asserted counterclaims and/or third party claims against each of the Company, Dr. Gordon, a former employee of the Company and certain patent law firms. Beginning in November 1998, the Company and Dr. Gordon requested discovery from NJIT in the state court action. NJIT produced very few responsive and/or relevant documents to the Company and refused to answer certain of the Company's interrogatories, which requested support for NJIT's alleged claims of ownership of or an interest in the Company's Patent. In mid-1999, the Company and Dr. Gordon moved to compel the production of documents from NJIT and to compel NJIT's answers to the interrogatories. On July 19, 1999, the state court ordered NJIT to provide additional responsive and/or relevant documents, if any, that the Company requested and answer certain interrogatories that NJIT previously refused to answer. Pursuant to the court order, NJIT provided answers to the interrogatories and certified that it undertook a reasonable search for and produced all documents that the Company requested. While the state court action is still in the discovery phase and NJIT has advised the Company that it is not prepared to go forward with depositions on dates noticed by the Company, the Company believes that its Patent is valid and enforceable and that the Company has valid defenses to each of NJIT's claims. The Company believes the probability of an unfavorable outcome is extremely low, and therefore no amounts have been accrued with respect to this lawsuit.

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

               None

Item 5.        OTHER INFORMATION

               None

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits

                    10 Employment Agreement between the Registrant and Eugene I. Gordon, dated as of April 9,1999
                    11 Statement regarding computation of per share earnings
                    27.1    Financial Data Schedule
                    27.2    Financial Data Schedule (Restated)

               (b)  Reports on Form 8-K

                    None

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 12, 1999                MEDJET INC.


                                    /s/ Eugene I. Gordon
                                    --------------------------------------------
                                    Eugene I. Gordon, Ph.D.
                                    Chairman of the Board and
                                    Chief Executive Officer


                                    /s/ Thomas M. Handschiegel
                                    --------------------------------------------
                                    Thomas M. Handschiegel
                                    Vice President - Finance and
                                          Human Resources
                                    (Principal financial and accounting officer)

                               INDEX TO EXHIBITS



EXHIBIT NO.           DESCRIPTION

    10 Employment Agreement between the Registrant and Eugene I. Gordon, dated as of April 9,1999

    11                Statement regarding computation of per share earnings

    27.1              Financial Data Schedule

    27.2              Financial Data Schedule (Restated)