Form 10QSB
period 1999-09-30
MEDJET INC
filed 1999-11-12
CIK 932265

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -----------------
                                  FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to __________


                        Commission File Number: 1-11765

                                  MEDJET INC.
       (Exact name of Small Business Issuer as Specified in its Charter)

                  DELAWARE                                      22-3283541
(State or Other Jurisdiction of Incorporation                (I.R.S. Employer
              or Organization)                              Identification No.)

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

     As of October 31, 1999, 3,901,431 shares of Common Stock, par value $.001 per share, were outstanding.

     Transitional Small Business Disclosure Format:    Yes  [_]  No  [X]

================================================================================

                                  MEDJET INC.
                         (A Development Stage Company)
                        Condensed Interim Balance Sheet
                              September 30, 1999
                                  (Unaudited)


                                     ASSETS

Current Assets:
Cash and cash equivalents                                                                $   11,450
Prepaid expenses                                                                             54,933
              Total Current Assets                                                       ----------
                                                                                             66,383
                                                                                         ----------
Property and Equipment - less accumulated depreciation of $307,258                          127,988
Patents and Trademarks - less accumulated amortization of $26,216                           163,034
Deferred tax asset                                                                          594,209
Security deposits                                                                             4,837
                                                                                         ----------
              Total Assets                                                               $  956,451
                                                                                         ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued liabilities                                            $  441,458
     Deferred revenues                                                                      175,000
     Notes payable - Officer                                                                225,000
     Income taxes payable                                                                       150
                                                                                         ----------
              Total Liabilities                                                             841,608
                                                                                         ----------
Stockholders' Equity:
     Common  stock,  $.001 par value,  7,000,000  shares  authorized,  3,935,220
       shares issued and 3,901,431 shares outstanding                                         3,935
     Preferred stock, $.01 par value, 1,000,000 shares authorized,
       no shares issued                                                                           -
     Additional paid-in capital                                                           6,066,036
     Accumulated deficit (including deficit accumulated during development stage of  $7,458,098  of which  $1,556,204  was applied to  additional  paid-in
       capital upon conversion from an "S" to a "C" corporation)                         (5,953,428)
     Less: Treasury stock, 33,789 shares, at cost                                            (1,700)
              Total Stockholders' Equity                                                 ----------
                                                                                            114,843
                                                                                         ----------

Total Liabilities and Stockholders' Equity                                               $  956,451
                                                                                         ==========

           See Notes to the Condensed Interim Financial Statements.

                                  MEDJET INC.
                         (A Development Stage Company)
                  Condensed Interim Statements of Operations
        For The Three and Nine Months Ended September 30, 1999 and 1998
And The Period From December 16, 1993 (Date of Inception) to September 30, 1999
                                  (Unaudited)

                                                                                                        Period from
                                           Three Months Ended                Nine Months Ended          December 16,
                                             September 30,                     September 30,         1993 (Inception) to
                                       ---------------------------    ----------------------------
                                          1999            1998           1999           1998          September 30, 1999
                                       ------------    -----------    -----------     ------------    ------------------
Revenues:
License fee income                       $        -    $   500,000    $   175,000      $   500,000          $    675,000
                                         ----------    -----------    -----------      -----------          ------------
Total revenues                                    -        500,000        175,000          500,000               675,000
                                         ----------    -----------    -----------      -----------          ------------

Expenses:
Research, development,
     general and administrative             355,675        821,210      1,086,846        2,270,235             8,994,900
                                         ----------    -----------    -----------      -----------          ------------
Total expenses                              355,675        821,210      1,086,846        2,270,235             8,994,900
                                         ----------    -----------    -----------      -----------          ------------

Loss from Operations                       (355,675)      (321,210)      (911,846)      (1,770,235)           (8,319,900)

Other Income (Expense):
Net interest income (expense)                (2,618)        16,326          1,587           45,444               268,443
                                         ----------    -----------    -----------      -----------          ------------
       Loss Before Income Tax              (358,293)      (304,884)      (910,259)      (1,724,791)           (8,051,457)

              Income tax                          -              -            200                -              (593,359)
                                         ----------    -----------    -----------      -----------          ------------

  Net Loss                                 (358,293)      (304,884)      (910,459)      (1,724,791)           (7,458,098)

Dividends on Preferred Stock                      -        182,512              -          182,512               184,923
                                        -----------    -----------    -----------      -----------          ------------
Net Loss Attributable to
  Common Shareholders                    $ (358,293)   $  (487,396)   $  (910,459)     $(1,907,303)         $ (7,643,021)
                                         ==========    ===========    ===========      ===========          ============

Net Loss Per Share                       $    (0.09)   $     (0.13)   $     (0.23)     $     (0.52)         $      (2.45)
                                         ==========    ===========    ===========      ===========          ============

  Weighted average common
     shares outstanding                   3,901,431      3,686,280      3,891,555        3,682,891             3,125,360
                                         ==========    ===========    ===========     ============          ============

           See Notes to the Condensed Interim Financial Statements.

                                  MEDJET INC.
                         (A Development Stage Company)
                  Condensed Interim Statements of Cash Flows
             For The Nine Months Ended September 30, 1999 and 1998
And The Period From December 16, 1993 (Date of Inception) to September 30, 1999
                                  (Unaudited)



                                                                                                           Period from
                                                                          For the Nine Months Ended        December 16,
                                                                                September 30,           1993 (Inception) to
                                                                          ---------------------------
                                                                             1999            1998        September 30, 1999
                                                                          ----------     ------------    ------------------
Cash Flows from Operating Activities                                      $ (550,624)    $ (1,493,574)       $   (7,108,971)

Cash Flows from Investing Activities                                          (6,520)        (153,938)             (677,513)

Cash Flows from Financing Activities                                         225,000        1,117,748             7,797,934
                                                                          ----------     ------------    ------------------

Net Increase (Decrease) in Cash and Cash Equivalents                        (332,144)        (529,764)               11,450

              Cash and Cash Equivalents - Beginning of Period                343,594        1,491,040                     -
                                                                          ----------     ------------    ------------------
              Cash and Cash Equivalents - End of Period                   $   11,450     $    961,276        $       11,450
                                                                          ==========     ============    ==================

Supplemental Disclosures of Cash Flow Information:

              Cash paid for:
                   Income taxes                                           $      200     $          -        $          975
                                                                          ==========     ============    ==================
                   Interest expense                                       $    1,298     $        487        $       38,691
                                                                          ==========     ============    ==================

           See Notes to the Condensed Interim Financial Statements.

                                  MEDJET INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 NOTES TO THE
                     CONDENSED INTERIM FINANCIAL STATEMENTS

NOTE A -  NATURE OF ORGANIZATION AND BASIS OF PRESENTATION:

          (1)  Nature of Organization:
               ----------------------

          Medjet Inc. (the "Company") was incorporated in the State of Delaware on December 16, 1993, and is in the development stage. The Company is engaged in research and development of medical technology, with a current emphasis on ophthalmic surgical technology and equipment.

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

          The Condensed Interim Financial Statements included herein reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of results to be expected for the entire year ending December 31, 1999.

NOTE B -  NET LOSS PER SHARE:

          Net loss per share, in accordance with the provisions of Financial Accounting Standards No. 128, "Earnings Per Share," is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Common Stock equivalents have not been included in this computation as the effect would be anti-dilutive.

NOTE C -  LICENSE AGREEMENT:

          In July 1998, the Company entered into an agreement with Nestle S.A. ("Nestle") granting Nestle and its wholly-owned subsidiary, Alcon Laboratories, Inc. ("Alcon"), an exclusive, worldwide license for the use of the Company's proprietary microjet technology for corneal refractive surgery. Under the terms of the agreement, Alcon will register, manufacture, promote and market certain refractive microjet devices and consumables developed by the Company.

          In connection with the execution of the agreement, a payment in the amount of $500,000 was made by Nestle to the Company. The agreement provides for future payments based on the attainment of certain milestones, minimum royalties, and royalties based upon sales by Alcon of the licensed products.


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

GENERAL

The Company is engaged in research and development of medical technology, with a current emphasis on ophthalmic surgical technology and equipment, and has developed a proprietary technology and derivative devices for corneal surgery based on microjets. The Company expects, during the remainder of 1999, to continue its research and development activities, focusing principally on ophthalmic surgical technology and equipment, and to commence clinical work on dental applications of its microjet technology. It also expects to begin exploratory work on cosmetic surgery using microjets. The Company is a development stage company.

RESULTS OF OPERATIONS

The Company has not yet initiated sales of its products and, consequently, had no sales revenues during the three or nine months ended September 30, 1999. Under the terms of the license agreement with Nestle (as described under "License Agreement" in Note C of

Notes to the Condensed Interim Financial Statements), a total of $350,000 was paid by Nestle to the Company during the nine months ended September 30, 1999. This amount has been reflected as license fee income and deferred revenues in the accompanying condensed interim financial statements.

Total expenses during the three months ended September 30, 1999 decreased by $465,535 (56.7%) to $355,675 from $821,210 for the comparable period of 1998.
This was primarily due to a net decrease in staff (to seven full-time employees and one part-time employee from seventeen full-time and two part-time employees) and a decrease in consulting and professional fees as the Company continued to curtail several operational activities in order to husband and stretch its existing capital. (See "Liquidity and Capital Resources" below). Expenses were also higher during the 1998 period due to increased purchases for materials, testing and analysis and other higher costs associated with the higher level of activity.

During the nine months ended September 30, 1999, total expenses decreased by $1,183,389 (52.1%) to $1,086,846 from $2,270,235 for the comparable period of
1998, generally for the same reasons as during the three-month period.

Other income/expense consists of interest income, interest expense and finance charges. For the three months ended September 30, 1999, net interest expense amounted to $2,618 compared with net interest income of $16,326 for the comparable period of 1998. This overall decrease in net interest income principally resulted from income earned on the Company's short-term investments, which were lower in the 1999 period reflecting the utilization of these funds to continue the Company's research and development activities, and the interest expense incurred on funds borrowed during the 1999 period.

For the nine months ended September 30, 1999, net interest income decreased by $43,857 (96.5%) to $1,587 from $45,444 for the comparable period of 1998 for the same reasons as during the three-month period.

LIQUIDITY AND CAPITAL RESOURCES

In April 1998, the Company sold and issued 110,000 shares of its Series A Convertible Preferred Stock for an aggregate price of $1,100,000, the net proceeds of which were added to the Company's working capital. On October 9, 1998, these shares were converted in full into 182,724 shares of Common Stock and the Company paid the applicable dividend on the Convertible Preferred Stock by issuing a total of 12,154 additional shares of Common Stock.

Throughout the second half of 1998, the Company had been seeking additional capital to finance its 1999 business plan. Pending obtaining additional financing, the Company made the decision to curtail several operational activities and to downsize its employee base in order to husband and stretch its existing capital. In October and November 1998, the Company dismissed nine of its nineteen employees. It also significantly reduced the salary of the management group, in some cases by up to 50%. The specific goal was to reduce the Company's monthly expenditures by 60%, to approximately $100,000. The Company currently is focused on fulfilling its commitments with respect to the agreement with Nestle, although the Company may seek to license the HydroBrush(TM) Keratome to a third party at some future date. The Company will also consider submitting proposals to the government and to industrial organizations to fund some of the costs of the study of other potential medical applications of its technology platform. Finally, as its financial resources permit, the Company will continue explorations and analyses of potential new medical applications of its microjet technology.

In June 1999, the State of New Jersey enacted revised legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss ("NOL") Carryover and Research and Development Tax Credits ("R&D Credits") to corporate taxpayers in New Jersey. Through the 1998 tax year, the total NOL Carryover and R&D Credits available to the Company amounted to approximately $792,000. The Company retained a third party broker to identify a buyer for the Company's NOL Carryover and R&D Credits. The State of New Jersey has approved certificates making the sale of these credits possible. The anticipated net proceeds of this transaction ($594,209) have been recorded as a non-current deferred tax asset in the accompanying condensed interim financial statements. There can be no assurances, however, that this proposed sale will occur. To the extent that the NOL Carryover and R&D Credits are sold, they will be unavailable to the Company to offset future New Jersey state taxes.

During March 1999, Eugene I. Gordon, Ph.D. (the Company's Chairman and Chief Executive Officer), agreed to make available to the Company a loan of up to $250,000. Under the terms of this arrangement, the Company has issued to Dr. Gordon warrants to purchase a total of 50,000 shares of the Company's Common Stock at a price per share of $1.00 and will pay interest on the amounts borrowed at the rate of 8.27% per annum. Through September 30, 1999, Dr. Gordon has advanced a total of $225,000 to the Company under this arrangement. Amounts borrowed under this arrangement are due and payable on January 28, 2009 or earlier, as otherwise agreed by the Company.

The Company is in the final stages of preparing documentation for a private placement (the "Private Placement") of $2,000,000 of equity securities. It is anticipated that the Company will sell, to several private investors, units comprising shares of a newly created Series B Convertible Preferred Stock and warrants to purchase shares of Common Stock. The Series B Convertible Preferred Stock would be convertible into Common Stock. A closing of the Private Placement is expected to take place before the end of the year, however, there can be no assurance it will be completed. In connection with the Private Placement, the Company also expects to issue warrants to purchase Common Stock to investment advisers or placement agents involved in the Private Placement.

The Company anticipates that its cash on hand, together with the payments to be received by the Company in connection with the license agreement, the sale of its New Jersey State NOL Carryover and R&D Credits, plus any net funds raised through the Private Placement, if it is completed, will be sufficient to meet the Company's working capital and planned capital expenditure requirements for 2000. If, however, the Company incurs unexpected expenses, or if the New Jersey NOL Carryover and R&D Credits are not sold as anticipated, or if the Private Placement does not yield the expected net funds, the Company may require additional financing prior to the end of 2000 in order to maintain its current operations. Assuming FDA marketing clearance is obtained, minimum royalty payments under the license agreement are anticipated to begin in early 2000. However, if the Company and Alcon fail to obtain FDA clearance of the Company's HydroBlade(TM) Keratome device or Alcon's manufacturing and marketing of the device is otherwise delayed, the Company will need to raise additional capital to maintain operations beyond 2000. The Company has no other commitments or arrangements for any capital or financing, and there can be no assurance whether or on what terms it will be able to obtain any needed capital. If additional financing is not available, the Company would be materially adversely affected and be required to further curtail or cease altogether its current operations.

The Company's current strategy is to exclusively license its products. As of the date of filing of this quarterly report on Form 10-QSB, the Company has entered into one such license agreement, the agreement with Nestle, covering corneal refractive surgery. Later, it may undertake the marketing and sale of its own products. In such event, the Company would be subject to the risks and uncertainties described under "Additional Factors That May Affect Future Results--No Manufacturing Experience; Dependence on Third Parties," in the Company's Annual Report on Form 10-KSB, which information is incorporated herein by reference.

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

NJIT had submitted a patent application relating to a different refractive corrective procedure based on the use of an isotonic waterjet to the U.S. Patent and Trademark Office. That patent has recently issued. The three inventors of the subject of such patent application, one of which was Dr. Gordon, had assigned such patent application to NJIT as part of a dispute settlement in which NJIT agreed to grant an exclusive license to the Company of the patent rights under such patent application. That license was terminated by the Company based on its evaluation of the patent potential. In its U.S. District Court pleas, NJIT claims that the Company's Patent emanates from the earlier invention. Prior to being served with the complaint by NJIT, the Company and Dr. Gordon filed a complaint, on March 27, 1998, against NJIT in the Superior Court of the State of New Jersey, Middlesex County ("State Court"), seeking a declaratory judgment that NJIT had no ownership or other interest in the rights to the Company's Patent and seeking payment for damages. NJIT removed the Company's lawsuit to the U.S. District Court, seeking to have it consolidated with its lawsuit. The Company moved to have its suit remanded to the State

Court and to have the NJIT lawsuit dismissed on the grounds that the federal court lacked jurisdiction over either action.

During October 1998, the lawsuit brought in U.S. District Court by NJIT was dismissed on jurisdictional grounds. In addition, the U.S. District Court also held that NJIT improperly removed the Company's state court action and ordered that action remanded to the state court. NJIT appealed the remand action and appealed the dismissal of its lawsuit brought in U.S. District Court. These appeals have been dismissed. On April 26, 1999, NJIT commenced a second action in U.S. District Court. NJIT alleged that the defendants failed to name a NJIT professor and/or a NJIT research associate as co-inventors of the Patent and breached fiduciary duties and contractual obligations owed to NJIT. As in the first federal court action, NJIT sought monetary damages, an order directing that the Company's Patent, foreign patents and patent applications be assigned and transferred to NJIT, a declaratory judgment that all of the claims of the Company's Patent are invalid and unenforceable against NJIT and an order amending the named inventors of the Company's Patent to include the NJIT professor and/or the NJIT research associate. Briefing to the federal court on the motion to dismiss the action against the Company, Dr. Gordon and the former employee of the Company is complete and a ruling is expected shortly.

With respect to the Company's lawsuit against NJIT, NJIT has asserted similar counterclaims and/or third party claims against each of the Company, Dr. Gordon, a former employee of the Company and certain patent law firms. The state court action is still in the discovery and deposition phase, which by court order is to be completed by December 23, 1999. The Company believes that its Patent is valid and enforceable and that the Company has substantial and valid defenses to each of NJIT's counterclaims. The Company believes the probability of an unfavorable outcome is unlikely and therefore no amounts have been accrued with respect to this lawsuit.

Other

On April 16, 1999, the Company was served with a complaint commencing a lawsuit in the United States District Court for the District of New Jersey by Robert G. Donovan, a former officer and director, seeking payment of $129,500 for services alleged to have been performed by Mr. Donovan as a temporary Co-President for the Company. A compensation package approved by the Company's Board of Directors and offered by the Company previously had been rejected by Mr. Donovan. Since Mr. Donovan is unable to name or document services performed for the Company as Co-President, the Company believes the probability of a significant unfavorable outcome is remote. This matter is currently in the preliminary stages and no prediction can be made of the ultimate outcome.

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

On November 6, 1999, the Class A Warrants which were issued in connection with the Company's initial public offering and which cover 1,232,153 shares of the Company's Common Stock, expired by their terms.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of stockholders was held on July 16, 1999. All proposals submitted by the Board of Directors to the stockholders for consideration were approved.

As to the election of directors, the number of votes cast in favor of each nominee was as follows:

     Eugene I. Gordon, Ph.D.      3,078,117 votes for and 8,075 votes withheld
     Edward E. David, Jr., Sc.D.  3,078,117 votes for and 8,075 votes withheld
     William C. Hittinger         3,074,867 votes for and 11,325 votes withheld
     Ronald B. Odrich, D.D.S.     3,076,167 votes for and 10,025 votes withheld
     Elias Snitzer, Ph.D.         3,074,867 votes for and 11,325 votes withheld

As to the proposal to amend the Company's 1994 Stock Option Plan to increase the number of shares of Common Stock available for issuance thereunder from 449,688 to 700,000: 1,951,967 votes for; 25,425 votes against; 55,888 votes abstaining; 1,052,912 not voting.

Item 5.   OTHER INFORMATION

          None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               11    Statement regarding computation of per share earnings
               27.1  Financial Data Schedule
               27.2  Financial Data Schedule (Restated)

          (b)  Reports on Form 8-K

               None

                                  SIGNATURES
                              -------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 12, 1999                   MEDJET INC.


                                    /s/ Eugene I. Gordon
                                    -----------------------------------
                                    Eugene I. Gordon, Ph.D.
                                    Chairman of the Board and
                                     Chief Executive Officer


                                    /s/ Thomas M. Handschiegel
                                    -----------------------------------
                                    Thomas M. Handschiegel
                                    Vice President - Finance and
                                     Human Resources
                                    (Principal financial and accounting officer)

                               INDEX TO EXHIBITS


EXHIBIT NO.    DESCRIPTION

    11         Statement regarding computation of per share earnings

    27.1       Financial Data Schedule

    27.2       Financial Data Schedule (Restated)