Form 10KSB
period 1999-12-31
MEDJET INC
filed 2000-03-23
CIK 932265

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10KSB

(Mark One)

              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

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

     Issuer's revenues for the fiscal year ended December 31, 1999 were $175,000.

     The aggregate market value of the voting stock held by non-affiliates of the Issuer as of March 16, 2000 was approximately $4,374,165.

     As of March 16, 2000, 3,901,431 shares of the Issuer's Common Stock, par value $0.001 per share, were outstanding.

   ---------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE.

     Proxy Statement for the 2000 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission on or before April 30, 2000) is incorporated by reference in Part III hereof.

 Transitional Small Business Disclosure Format (check one):  Yes /__/ No /X/.
                                                                         --

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

                                     PART I

ITEM I.  DESCRIPTION OF BUSINESS.

Overview

Medjet Inc. (the "Company") is engaged in research and development of medical technology. The Company expects to introduce its first product during the year 2000. The plan for the Company has been to develop products based on its platform technology and then to license these until its income is adequate to support manufacturing and marketing activities on new products. The initial emphasis has been on ophthalmic surgical technology and equipment. The Company has developed a proprietary patented technology and derivative devices for vision-correction surgery of the cornea. The Company's technology platform is based on small-diameter, fluid microjets moving at various speeds above supersonic, depending on the specific application. For cutting, the beam is scanned across the tissue to be cut. In each application, the scanned microjet beam substitutes for lasers or conventional metal, sapphire or diamond oscillating blades.

The Company has been in the development stage and has not sold any products. To date, the Company's research and development activities on vision correction have been limited to constructing and testing experimental versions of microkeratomes for eye surgery and conducting a limited number of feasibility studies using enuleated porcine, rabbit and human cadaver eyes and live rabbits to prove that the beam of water can smoothly incise and shape the anterior surface of the cornea and that the cornea will heal properly after the surgery. Human blind eye trials are anticipated to begin in the third quarter of 2000. Assuming success in these trials, the Company plans to introduce a microkeratome product later this year.

The Company is currently in discussions regarding a contract to supply, for non-ophthalmic uses on an OEM basis, its Hydrobrush(TM) Keratome, which was cleared for marketing by the U.S. Food and Drug Administration ("FDA") in 1998.

In July 1998, the Company entered into an agreement with Nestle S.A. ("Nestle") pursuant to which the Company granted Nestle and its wholly-owned subsidiary, Alcon Laboratories, Inc. ("Alcon"), an exclusive, worldwide license for the use of the Company's proprietary microjet technology for corneal refractive surgery. Under the terms of the license agreement ("Agreement"), Alcon was to make a best effort to register, manufacture, promote and market refractive microjet devices and consumables developed by the Company. Among other things, the Agreement provided for future payments based on the attainment of certain milestones, minimum royalty payments starting in the year 2000, royalties upon sales by Alcon of the

Company's products and payments to the Company to cover the cost of the transfer to Alcon of the Company's technology, some of which payments were to be credited against future royalties owed to the Company. The Agreement was terminable on three months' notice and, on December 13, 1999, the Company received notice of Alcon's termination of the Agreement. Alcon offered no reason for the termination.

The Company currently is assessing its plans for ophthalmologic applications for its microjet technology in light of the termination of the Alcon agreement. Although the Company currently intends to undertake the manufacture and marketing of its microjet products on a limited scale, it continues to have discussions with several potential strategic partners and is investigating other possible arrangements for larger-scale manufacturing, marketing and distribution. These discussions are in the early stages, and no formal understanding or agreement has been reached with any potential strategic partner. The Company's objective in entering into any such arrangements would be to obtain adequate funding to support development of other products, in addition to their manufacture, promotion and marketing.

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

Applications of Company Technology

The Company  believes  that the  microjet  produces  less  tissue  trauma and is potentially more accurate than blades or lasers for tissue separation or removal. The Company also believes that such microjets will bring new surgical capability and performance to the clinic or operating room and may become the standard of care for the treatment of several diseases and conditions. The Company's current focus has been on applications in ophthalmology but believes that its proprietary microjet technology has additional surgical applications. Although only limited studies of such other applications have been carried out to date, specific applications currently being investigated include ophthalmology and dentistry. The Company intends to develop additional product applications, provided adequate funds become available.

Ophthalmology

Diseases of the Cornea and Therapeutic Treatment.The cornea is the clear window that, in addition to allowing light into the eye for the purpose of vision, provides most of the focusing power of the vision system of the eye. The anterior surface of the cornea is covered with a thin layer called the epithelium. Although the epithelium has no blood cells, it has nerve cell endings which can be a source of pain in the cornea.

First Product; Removal of Epithelium. The Company has demonstrated that its technology can be used to remove the epithelium, a procedure called hydro-epithelial keratoplasty ("HEK"). HEK may be used to treat diseases of the epithelium or damage to the epithelium that sometimes occurs. Epithelial removal is often the first step in surgery of the cornea. It may be used beneficially as the first step in the currently-used laser vision correction or refractive surgery technique known as photo-refractive keratectomy ("PRK"). Management believes that the HEK procedure is superior to currently used techniques. However, interest in PRK has waned along with the growing enthusiasm for a modified form of the PRK technique. The device to carry out HEK procedures, the Hydrobrush(TM) Keratome, has been cleared for marketing by the FDA. However, the Company has decided to postpone indefinitely the introduction of this product because of cash constraints (see "Management's Discussion and Analysis or Plan of Operation - General - The Past Year") and the limited market currently foreseen for this application. Interest has been expressed in the use of this device for non-ophthalmic applications. The Company is currently in discussions regarding a contract to supply, for non-ophthalmic uses on an OEM basis, its Hydrobrush(TM) Keratome, which was cleared for marketing by the FDA in 1998.

Second Product; The Microjet Microkeratome. The Company's microjet-based microkeratome is known as the HydroBlade(TM) Keratome. The microjet microkeratome may be used to create a uniform thickness hinged flap of corneal tissue as the first step in a current modification of the PRK technique known as the Laser Ablation System for In-situ Keratomileusis ("LASIK"). Currently, the hinged flap is made by blade-based microkeratomes which, in management's view, are somewhat unsafe, difficult to learn and, despite great success for LASIK, have limited its use as an alternate to PRK.

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

Third Product; Refractive Correction. A subsequent, and potentially more commercially valuable, use of the HydroBlade(TM) Keratome is for vision correction through refractive surgery in a procedure known as Hydro Refractive Keratoplasty ("HRK"). Subsequent to the permitted marketing of the HydroBlade(TM) Keratome for hinged flaps or HTK, the Company intends to seek FDA clearance to market the device for HRK. Upon clearance or other marketing approval by the FDA of the HydroBlade(TM) Keratome for HRK, the product will be marketed to individual or affiliated groups of ophthalmologists for treatment of patients in a clinical setting. The Company expects to generate revenues by selling the basic system and disposables.

Dental

Fourth Product. Based on the Company's product-development criteria, the next area identified for development is treatment of dental caries. The dental caries is a progressive, infected and decayed portion of a tooth. A break in the enamel allows the dentin making up the hard portion of the tooth to be infected. Unchecked, the decayed region enlarges, leading to nerve involvement, pain, temperature sensitivity, and ultimately loss of the structural integrity of the tooth. The standard treatment for a dental caries is to remove all the decayed, infected portion within the dentin and to fill the resulting cavity. The removal process involves drilling out the affected area of the tooth until only sound dentin remains. More recently, dental lasers are coming into use.

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

Technology for Ophthalmology. A scanned circular microjet beam is used for separating thin, uniform or shaped layers from the cornea in a procedure known as lamellar keratoplasty or keratomileusis. The procedure may be used to produce a hinged flap as the first step in a laser shaping procedure. The device normally used to perform lamellar keratoplasty is known as a blade microkeratome. The procedure with the new microjet microkeratome potentially may be used to treat diseases of the cornea as well as to correct vision deficiencies such as nearsightedness ("myopia"), farsightedness ("hyperopia") or astigmatism, eliminating or reducing the need for spectacles or contact lenses. Shaped internal layers of the cornea (resembling contact lenses), are excised in order to reshape the anterior cornea surface to achieve close-to-ideal focusing. In combination with a template of prescribed dimensions and shape, the shape of the layer to be removed can be determined in advance. This procedure combines the hinged flap and laser shaping technique into a one-step procedure without the laser and without lifting the flap.

The Company's HydroBlade(TM) Keratome, which consists of a microjet nozzle and a globe positioning device, is used with a miniature high pressure system. It operates at a pressure of 20,000- to 25,000-psi. In this case, a small electric motor is used to scan the microjet nozzle and the associated beam of water across the cornea. The Company believes that the HydroBlade(TM) Keratome, when used in HTK, would be used similarly to other microkeratomes but would allow for safe removal of layers of corneal tissue of a predetermined shape and thickness with a higher degree of accuracy and far less tissue damage. This has already been demonstrated on cadaver and live rabbit eyes. The Company intends to perform ease-of-use clinical trials and then to submit a Section 510(k) notification for a ruling of substantial equivalence to current microkeratomes, which may result in permission to market the HydroBlade(TM) Keratome for HTK.

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

PRK uses pulsed energy from a type of ultraviolet laser, known as an "excimer laser," to correct various types of refractive disorders by changing the curvature of the anterior corneal surface. The excimer laser emits ultraviolet light in very short, high energy pulses and "photo-ablates," or vaporizes, part of the anterior corneal surface to achieve a new curvature. PRK has been approved for use in the United States by the FDA for the correction of low to moderate myopia, hyperopia and astigmatism.

In the LASIK technique, the hinged corneal flap is pulled back, and photo-ablation is performed directly on the exposed stromal surface to change its curvature. In both KIS and LASIK, the hinged flap is reset as closely as possible to its original position, where it adheres to the underlying stroma. Cutting errors in making the flap, occurring in a substantial fraction of the procedures, are a disadvantage of LASIK. PRK and LASIK produce corrections that are usually not optimum, typically leaving the eye within +/- 1 diopter of optimum, but sometimes worse. The PRK corrections generally are not stable to within 1 diopter. This leaves the patient able to function without eyeglasses or contact lenses but not with the best possible vision and not under all conditions. Nighttime vision may be degraded. See "Competition."

In HRK, using the HydroBlade(TM) Keratome, a single, hair-thin, supersonic microjet beam with a diameter of approximately 33 microns incises corneal material while a disposable template supports and shapes the cornea during surgery. Other parts of the HRK microkeratome include a miniature high pressure water storage element and related equipment, which together produce the microjet beam; a scanning mechanism to move the microjet beam across the cornea; and a template designed to support and shape the eye during surgery. The HRK microkeratome will be placed on the patient's eye during the surgical procedure. Once the HRK microkeratome is placed into position on the eye (directly over the area to be incised), and the vacuum is established that holds the template to the cornea, the surgical cut takes less than one second. The total water volume used during the procedure, including the amount necessary to check the microjet beam and its performance, is less than a few drops. The Company believes that the thickness uniformity, the thickness control, and the roundness of the flap of the microjet microkeratome are superior to the blade devices.

HRK can be done by four methods. In the first method, HRK1, a shaped slice of corneal tissue is removed without damage to the rest of the cornea. The shape and size of the removed portion corresponds to the error in refractive power of the cornea to be corrected, having the effect of the permanent removal of the equivalent of a contact lens. This is akin to PRK. In the second method, HRK2, a hinged flap is cut into the cornea and the underlying tissue is reshaped before the flap is replaced. The HRK microkeratome may be used to make the second, shaping cut or PRK may be used for shaping. In the third method, HRK3, the cut used to make the flap also shapes the underside of the flap and stromal bed to produce the desired correction. With a single cut lasting about 1 second, the entire procedure is complete. No laser is required. A variation of the HRK3 procedure (HRK4) potentially allows even higher accuracy. Additional patents have been filed for these procedures. The Company believes that the fourth method is the simplest, most repeatable, and safest, and it initially intends to seek FDA permission to market, or other approval, with respect to that method alone.

Patents and Licenses. The Company has obtained U.S. and international patents on the method and device for HTK and HRK and other patents, including one relating to HEK. Other of the Company's patents are pending. To the Company's knowledge, no other relevant patents have issued to others in this field and the Company believes that its patent position is strong. See "Legal Proceedings," for a discussion of a pending legal challenge to the Company's patent position.

The Company may distribute its products internationally. Distribution of the Company's products in countries other than the United States may be subject to regulation in those countries. In some countries, the regulations governing such distribution are less burdensome than in the United States and the Company may pursue marketing its products in such countries prior to receiving permission to market from the FDA. The Company will endeavor to obtain the necessary government approvals in those foreign countries where it decides to manufacture, market and sell its products. See "Foreign Government Regulation."

Detailed   Discussion.   Through  December  31,  1999,  the  Company  has  spent
approximately $9,500,000 in its efforts to make products based on microjet technology commercially available.

Such expenditures include research and development costs and expenses related to the HydroBrush(TM) Keratome and the HydroBlade(TM) Keratome. Research and development activities have consisted of developing, designing and constructing experimental versions of the Company's keratomes, and, since July 1994, conducting feasibility studies on over 2,000 porcine and rabbit corneas, dozens of human cadaver eyes and dozens of live rabbits. The purpose of the feasibility studies was to determine if the microjet beam could smoothly incise and shape the anterior surface of the cornea, without erosion when only cutting is required, and to determine if the incised eye would heal. A second major objective has been to establish that HRK3 and HRK4 produce a full range of refractive corrections.

The Company has been highly satisfied with the results of the feasibility studies conducted to date. Specifically, the Company, using light and electron microscopes, has compared the cuts made by the microjet scalpel with cuts made by scalpels and lasers in other refractive surgical procedures. The Company believes that the cuts made by the microjet scalpel are cleaner and less damaging than those made by conventional scalpels and lasers. The Company has found the corneal flaps created by the HTK microkeratome to be extremely close to parallel, as desired, and of the desired thickness (approximately 157 +/- 5 microns). The Company also found the shape of the cut stromal bed to be the desired spherical shape and the restored flap to fit the stromal bed with no discernable disparity in size or alignment. Tissue removal consistent with a full range of myopic, hyperopic and astigmatic corrections have been demonstrated. The Company's studies on rabbits have also shown that HRK incisions heal with less wound healing response and haze than results from PRK removals.

The Company has constructed prototypes of a microkeratome designed for use in surgery on humans in a clinical setting. An outstanding feature of the Company's microkeratome is that the pressure internal to the eye is relatively unchanged during the procedures, in contrast to an order of magnitude increase with a blade microkeratome.

Patents

The Company has sought to protect its proprietary interest in the HRK microkeratome by applying for patents in the United States and corresponding patents abroad. In September 1994, a U.S. patent application was filed in the name of Dr. Eugene I. Gordon and two employees of the Company, as inventors, which application was assigned to the Company. See "Legal Proceedings." The U.S. patent was issued on September 17, 1996 and covers a method and device for use of the HRK microkeratome, including use of a template for corneal shaping and holding, during use of a microjet microkeratome device. Although there can be no assurance, the Company believes that this is a blocking patent on the use of waterjets for keratomileusis procedures for refractive surgery. A corresponding international application has been filed, pursuant to the Patent Cooperation Treaty ("PCT"), with designation of all member countries foreign to the United States, including but not limited to Japan, the members of the European Patent Office, Canada, Mexico, Australia, Russia, China and Brazil. The PCT filing was published on October 16, 1996 and separate patent applications have been filed pursuant to the PCT filing. Some have issued. In addition, for countries not currently part of the PCT, patent applications have also been filed in Israel, Taiwan and South Africa. A related U.S. patent has issued on November 10, 1998. The U.S. patent relating to topographic corneal mapping, which has utility for surgery utilizing the HRK microkeratome, was issued to the Company on January 19, 1999. A patent application for the HydroBrush(TM) Keratome for HEK use has issued. Other U.S. patents on HRK3, HRK4 and templates have been filed. A patent application has been filed for the treatment of dental caries. Other patent applications are in various stages of preparation.

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

Based on a recommendation from the FDA, the Company intends to file a 510(k) notification in 2000 in which it will seek to demonstrate that the hinged flap microkeratome is substantially equivalent to currently available microkeratomes having metal or diamond scalpels used for two types of lamellar keratoplasty. Under current FDA regulations, a microkeratome is defined as a device for shaving thin layers from the cornea and is classified as a Class I device, for which the simplest and quickest clearance process is available. The Company will seek to demonstrate that, for the purpose of making lamellar, or substantially lamellar, corneal incisions, the microjet scalpel and template included in the hinged flap microkeratome are substantially similar to a microkeratome with a metal or diamond scalpel.

The FDA has recommended to the Company that it seek permission to market the HTK microkeratome through a Section 510(k) notification together with ease-of-use data resulting from a small clinical trial. An investigational device exemption
(IDE) will not be required. It is the Company's intention to file a notification with the FDA at the beginning of the second half of 2000 relating to use of the HTK microkeratome. Although there can be no assurance that this will prove to be the case, permission granted for the 510(k) notification should enable the commencement of marketing efforts shortly thereafter. The time required would be far less than if the Company had to submit to the FDA a pre-market approval ("PMA") application. To obtain FDA clearance of a 510(k) notification, a company must prove its device is substantially similar to a marketed product and that the device is safe. PMA applications must demonstrate, among other matters, that the device is safe and effective. Although human clinical trial data is sometimes required to be submitted with a 510(k) notification, a PMA application is typically a more complex submission which usually includes the results of clinical studies, and preparing an application is a detailed and time-consuming process. Once a PMA application has been submitted, the FDA's review may be lengthy and may include requests for additional data.

Although the therapeutic uses described above are the initial intended uses for its two devices, the Company intends that other uses be made of the microjet microkeratome. One such use, for which the Company believes the potential market could be significant, is for refractive surgical correction. Therefore, the later phase of the FDA strategy relates to the HRK4 microkeratome. Although the Company believes that the HRK4 microkeratome may be considered for permission to market by the FDA through a 510(k) notification based upon the similarities of the microkeratome between the hinged flap use and the HRK4 use, obtaining such permission for the HRK microkeratome is likely to be somewhat more complicated than for the hinged flap microkeratome. There can be no assurance that either the hinged flap use or the HRK4 use will be permitted for marketing by the FDA. The differences between the two uses are found in the components, other than the microjet scalpel, which comprise the microkeratome. For the HRK4 microkeratome, the Company may be required to show that the procedure is effective, stable and does not decrease visual acuity to any significant extent.

The Company believes that, based on two features of the HRK microkeratome, it may also be considered for 510(k) notification by the FDA. First, based on the preliminary experimentation conducted with microjet microkeratomes, there are no known or anticipated physical or chemical processes that would impact on the safety of the HRK procedure. The microjet microkeratome cuts by mechanisms similar to that of conventional scalpels (although at speeds more than 10 times greater), except that the Company believes that HRK would not produce certain side effects incident to other refractive surgery procedures. Such side effects include the inferior cut produced by the oscillating blade used in conventional microkeratomes, and the potential carcinogenic effects, dehydration from overheating and high amplitude shock waves to the eye resulting from the high energy, pulsed radiation used in the PRK/LASIK procedure. LASIK could represent the strongest competition to HRK4. As a result of the anticipated safety issues, the FDA approval process for PRK involved numerous clinical studies on human eyes and took several years to complete. The Company believes that the FDA approval process for the HRK4 microkeratome should be shorter and entail fewer clinical studies in light of the expected higher level of safety and lack of anticipated side effects, in comparison to other previously permitted products, but there can be no assurance that this will be the case.

The second feature of the HRK4 microkeratome is the benign nature of the microjet cut. While a conventional scalpel tears the lamellae (layers of the stroma) and PRK completely or partially destroys the surface lamellae, the microjet beam has a unique cutting action which separates the various lamellae prior to cutting the targeted tissue, thereby preserving the integrity of the remaining lamellae and both localizing and minimizing the damage to the lamellae generally. The healing process following a microjet cut is expected to be less traumatic than that following a conventional scalpel cut or a PRK cut, as observed in rabbits, although the improved healing process has not yet been demonstrated in human eyes.

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

Competition

The Company believes that primary competition for the HydroBlade(TM) Keratome will be blade-based microkeratomes. Mechanical blades cut diseased tissue intended for removal or make hinged flaps as a first step in the LASIK procedure. The use of such blades requires a high degree of skill and training and often does not produce satisfactory results.

If permitted or otherwise approved by the FDA and other regulatory authorities, HRK, using the Company's HydroBlade(TM) Keratome, will compete with other corrective means for refractive problems, including eyeglasses, contact lenses, other refractive surgery procedures (such as RK, PRK, LASIK and ALK), and other technologies under development, such as refractive intraocular lenses (lenses which are inserted into the eye behind the cornea), intrastromal lenses (lenses which are inserted into the stroma), corneal rings (transparent circles of acrylic which are inserted within the cornea outside the vision zone in order to correct the curvature of the corneal surface) and injection of hydrogel materials into layers of corneal tissue to change the curvature of the cornea. The healthcare field is characterized by rapid technological change. At any time, competitors may develop and bring to market new products or surgical techniques with vision correction capabilities superior to those of the Company's products or which would otherwise render the Company's products obsolete.

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

Although the HRK microkeratome is still in development and has neither been tested on live human eyes nor received the regulatory approval necessary for sale, the Company believes that it has the potential to effectively compete with other refractive surgical techniques because of its relative simplicity, safety, efficacy and reduced risk of significant pain. In addition, HRK is expected to be less costly than PRK/LASIK, because of the high costs of the laser equipment and laser facility necessary for PRK/LASIK, and to be competitively priced with, or less costly than, other refractive surgery procedures.

Employees

As of December 31, 1999, the Company had seven full-time employees and one part-time employee, the majority of whom were engaged in research and development activities. As of such date, the Company also had consulting arrangements with one medical consultant, one marketing consultant and two strategic planning and business development consultants. The Company's ability to design, develop, manufacture, market and sell its products successfully will depend to a large extent on its ability to attract and retain qualified personnel, for which competition is or may be intense. None of the Company's employees are represented by a union. The Company believes that its relations with its employees are satisfactory.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

Principal Business Facilities

The Company had been leasing approximately 7,358 square feet of research and development, manufacturing and office space in Edison, New Jersey. The base rent under this lease, which was to expire December 31, 1999, was $93,550 per year. During February and March 1999, the Company renegotiated the terms of this lease, returned the manufacturing space and a portion of the office space under the lease, and entered into a new lease agreement for the approximately 4,982 square feet of research and development and office space remaining. Under the terms of the new lease, which will expire December 31, 2004, the base rent is $78,197 per year.

In 1998, the Company began conducting certain pre-clinical research and development activities in facilities located at the Department of Veterans Affairs New Jersey Health Care System, East Orange, New Jersey ("VANJHCS"). Under the terms of an agreement with the VANJHCS, the Company paid fees based on its usage of the facility. During 1999, the Company completed its activities at the facility and terminated the agreement effective December 31, 1999.

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

During October 1998, the lawsuit brought in U.S. District Court by NJIT was dismissed on jurisdictional grounds. In addition, the U.S. District Court also held that NJIT improperly removed the Company's state court action and ordered that action remanded to the state court. NJIT appealed the remand action and appealed the dismissal of its lawsuit brought in U.S. District Court. These appeals have been dismissed. On April 26, 1999, NJIT commenced a second action in U.S. District Court. NJIT alleged that the defendants failed to name a NJIT professor and/or a NJIT research associate as co-inventors of the Patent and breached fiduciary duties and contractual obligations owed to NJIT. As in the first federal court action, NJIT sought monetary damages, an order directing that the Company's Patent, foreign patents and patent applications be assigned and transferred to NJIT, a declaratory judgment that all of the claims of the Company's Patent are invalid and unenforceable against NJIT and an order amending the named inventors of the Company's Patent to include the NJIT professor and/or the NJIT research associate. Briefing to the federal court on the motion to dismiss the action against the Company, Dr. Gordon and the former employee of the Company is complete, and a ruling is expected shortly.

With respect to the Company's lawsuit against NJIT, NJIT has asserted similar counterclaims and/or third party claims against each of the Company, Dr. Gordon, a former patent attorney for the Company, a former employee of the Company and certain patent law firms. The state court action is still in the discovery phase, which by court order is to be completed by April 18, 2000. The deposition phase has now been completed. Based on the evidence, the Company is virtually certain that its Patent is valid and enforceable and that the Company has substantial and valid defenses to each of NJIT's counterclaims. The Company has recently filed a motion for summary judgement on the basis that NJIT has presented absolutely no evidence or testimony that support its claims. The Company believes that an unfavorable outcome is highly unlikely, and therefore no amounts have been accrued with respect to this lawsuit.

Other

On April 16, 1999, the Company was served with a complaint commencing a lawsuit in the United States District Court for the District of New Jersey by Robert G. Donovan, a former officer and director, seeking payment of $129,500 for services alleged to have been performed by Mr. Donovan as a temporary Co-President for the Company. A compensation package approved by the Company's Board of Directors and offered by the Company previously had been rejected by Mr. Donovan. Since Mr. Donovan has so far been unable to name or document services performed for the Company as Co-President, the Company believes the probability of a significant unfavorable outcome is remote. This matter is currently in the preliminary stages and no prediction can be made of the ultimate outcome.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

In November 1999, the Board of Directors of the Company adopted, subject to the approval of the Company's stockholders, the Amendment to increase the number of authorized shares of Common Stock from 7,000,000 shares to 30,000,000 shares and resetting the Company's authorized number of shares of Preferred Stock from 890,000 to 1,000,000. In accordance with Section 228 of the Delaware General Corporation Law, stockholders owning a majority of the outstanding Common Stock approved the Amendment by written consent, without a meeting, on November 5, 1999. The Amendment was filed and accepted by the Delaware Secretary of State on November 22, 1999, with a delaying provision that it would not become effective until January 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

During the third quarter of 1996, the Company consummated an initial public offering in which it issued and sold to the public a total of 1,232,143 Units (the "Units"), each Unit consisting of one share of common stock, $.001 par value, of the Company (the "Common Stock") and one Class A Redeemable Common Stock Purchase Warrant (the "Class A Warrants") to purchase one share of Common Stock at a price of $10.00 per share for a 24-month period commencing on November 6, 1996. Prior to November 6, 1996, there was no market for the Common Stock or the Class A Warrants. The Units became separable on that date and the Common Stock and the Class A Warrants began trading separately on November 8, 1996. In July 1998, in connection with a private placement (described in the following paragraph), the Company agreed to extend the exercise period of the Class A Warrants for an additional 12 months. As a result, the Class A Warrants expired on November 6, 1999.

In January 1998, the Company commenced a private placement of its Series A 10% Cumulative Convertible Preferred Stock, $.01 par value (the "Series A Preferred"), at a price of $10 per share. At the closing for this private placement, which was held in April 1998, the Company sold and issued 110,000 shares of Series A Preferred for an aggregate price of $1,100,000. In conjunction with this transaction, a total of 18,272 four-year warrants to purchase one share of Common Stock, each at an exercise price of $4.34 per share, was also issued to the placement agent. The net proceeds of this private placement were used to augment the Company's working capital.

The Series A Preferred bore a cumulative annual dividend of 10% (subject to increase to 12% in certain events) and was convertible into approximately 1.66 shares of Common Stock for each share of Series A Preferred, subject to adjustment for any stock splits, stock dividends, recapitalizations, reclassifications and similar events.

The private placement, which was terminated on July 31, 1998, was carried out pursuant to available exemptions from registration under Section 4(2) of the Securities Act of 1933 and rules promulgated under that section.

On October 9, 1998, the 110,000 shares of Series A Preferred outstanding were converted into 182,724 shares of Common Stock. At the same time, a total of 12,154 shares of Common Stock was issued in payment of the cumulative dividends on the Series A Preferred. The dividend was computed at 10% per annum and totalled approximately $51,534.

In December 1999, the Company commenced a private placement of its Series B Convertible Preferred Stock, $.01 par value (the "Series B Preferred"), at a price of $125 per share. At the closing for this private placement, which was held on December 6, 1999, the Company sold and issued 16,000 shares of Series B Preferred for an aggregate price of $2,000,000. In addition, the investors received 1.6 million five-year warrants (the "Series B Warrants") to purchase one share of Common Stock, each at an exercise price of $3.50 per share. The Company also entered into an investment banking agreement with a New York firm affiliated with certain of the investors, and issued the firm 500,000 Series B Warrants.

The Series B Preferred is convertible into 100 shares of Common Stock for each share of Series B Preferred, subject to adjustment for any stock splits, stock dividends, recapitalizations, reclassifications and similar events.

This private placement was carried out pursuant to available exemptions from registration under Section 4(2) of the Securities Act of 1933 and rules promulgated under that section.

On January 28, 2000, the Company returned $700,000 of the $2,000,000 aggregate price received from the sale of the Series B Preferred. The original investment was made based, in part, on the Company's Agreement with Alcon which, as previously mentioned in this report, was unexpectedly terminated by Alcon on December 13, 1999. In light of the termination of the Agreement, and in order to resolve any possible disputes relating to the termination, the Company and the investors reevaluated the assumptions on which the original investment was made and determined that a return of a portion of the original investment was appropriate. The return of funds was made pursuant to an agreement, dated January 28, 2000, under which the Company received a return of a proportionate share of the Series B Preferred and Series B Warrants issued in the private placement. In connection with this agreement, the investment banking agreement entered into by the Company at the time of the original investment also was cancelled.

The net proceeds of this private placement will be used by the Company to complete the development and introduction of its waterjet microkeratome for vision correction applications.

The following table sets forth the range of high and low bid quotations per share of the Common Stock (symbol MDJT) for the periods indicated as reported by the OTC Bulletin Board. These quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                         Range of High and Low Bid Prices
                                  1999                     1998

COMMON STOCK

     First Quarter       $1.3125 - $ .5625         $8.25   - $6.00
     Second Quarter      $3.1875 - $ .78125        $7.25   - $6.0625
     Third Quarter       $2.00   - $1.03125        $7.5625 - $3.00
     Fourth Quarter      $2.25   - $ .625          $3.00   - $ .59375

As of March 16, 2000, there were approximately 54 holders of record of the Common Stock.

The Company has never paid a cash dividend on its Common Stock and does not presently anticipate doing so in the foreseeable future, but expects to retain earnings, if any, to finance operations.

Prior to November 6, 1999, the Company also had outstanding Class A Warrants. On November 6, 1999, the Class A Warrants expired by their terms.

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

General

The Company is engaged in research and development for manufacture of medical technology, with a current emphasis on ophthalmic surgical technology and equipment and has developed a proprietary technology and derivative devices for corneal surgery based on microjets. The Company expects, during 2000, assuming the appropriate regulatory clearances are obtained, to continue its research and development activities focusing principally on ophthalmic surgical technology and equipment and to offer for sale its first microjet microkeratome product. It also expects to commence early exploratory work on dental applications of microjet technology. The Company is a development-stage company.

Overview. Since its inception in December 1993, the Company has been engaged in developing a technology suitable for surgery of the eye, in particular, vision correction surgery. The cost of entry into this market with a medical device is typically large and, being a fledgling company, the Company initially focused on developing the technology to a point that it could license it. Using the technology already developed for ophthalmic applications, the Company believed that microjets can be used in a variety of other medical markets. Hence, management believed that it might be possible, using the income resulting from royalties on its initial products, to develop new devices, and potentially to manufacture and market these. A license vs. make and sell decision would be made in each case. Management exercises the following algorithm for choice of new areas for development:

     o    A broad or blocking patent could result.
     o The size of the conservatively estimated market could justify the development expense.
     o    The new device could satisfy an unmet need.

In 1998, the Company licensed its refractive surgery technology to Nestle S.A. and its Alcon Laboratories ophthalmic division ("Alcon"). On December 13, 1999, the Company received notice of termination of the license agreement. In giving the three-months notice of termination required under the agreement, Alcon offered no reason for the termination. The Company is currently discussing with Alcon the Company's assertion that Alcon owes the Company certain fees associated with the license agreement.

While continuing its efforts associated with its refractive surgery technology, the Company has initiated a new product area associated with treatment of dental caries.

The Past Year. Due to the Company's limited working capital, 1999 was a difficult year. The Company has sought to keep operating costs to a minimum, consistent with completing the technology transfer to Alcon and allowing development of a new technology option. The overriding constraint has been cash flow. The current rate of expenditures for staff and direct expenses, with the Company's current cash balances and cash flow projections, is expected to allow the Company to continue operating in its present manner until year-end 2000. The cash flow projections include the sale of NJ tax losses as described under "Liquidity and Capital Resources."

Refractive Surgery. The Company's initial product, expected to be introduced in 2000, is a microkeratome for producing hinged flaps. Management of the Company believes this product has certain advantages compared to blade microkeratomes for producing flaps for the popular vision correction surgery using lasers known as LASIK. Management believes it should increase surgeon interest in performing this type of surgery and reduce the potential for patient complications. The perceived advantages of the waterjet microkeratome include:

     o    It produces uniform and precise thickness flaps
     o    It operates at normal IOP
     o    The flap is circular every time, with the desired vertical-edge shape
     o    The procedure is quick and relatively easy
     o    Tissue damage is minimal

The basic microkeratome can be modified to make it suitable for vision correction surgery without the need for the laser. The Company believes this should have a significant impact on the vision correction market in terms of cost of the procedure and quality of the result. Depending on the level of funding available, the Company anticipates that this product will be available in 2001.

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

Results Of Operations

The Company has not yet initiated sales of its products and, consequently, had no sales revenues during the year ended December 31, 1999. Under the terms of the Alcon Agreement (as described under "Description of Business"), a total of $350,000 was paid to the Company during the year ended December 31, 1999. This amount has been reflected as license fee income and deferred revenues in the accompanying financial statements.

Total expenses during the year ended December 31, 1999 decreased by $1,469,288 (51.0%) to $1,410,518 from $2,879,806 for the prior year. This was primarily due to the net decrease in staff during the year (from an average of seventeen full-time employees in 1998 to an average of eight full-time employees in 1999, with seven full-time employees and one part-time employee at December 31, 1999) and a decrease in consulting and professional fees as the Company continued to curtail several operational activities in order to husband and stretch its existing capital. See "Liquidity and Capital Resources." Expenses were also higher during 1998 due to increased purchases for materials, testing and analysis and greater insurance and occupancy costs reflecting additional office and laboratory space for pre-clinical research and development activities. Total expenses for the year ended December 31, 1999 also included approximately $350,000 in legal fees, primarily related to the NJIT litigation. See "Legal Proceedings."

Other income/expense consists of interest income, interest expense and finance charges. For the year ended December 31, 1999, net interest expense amounted to $2,310 compared with net interest income of $55,259 for 1998. This overall decrease in net interest income principally resulted from income earned on the Company's short-term investments, which were lower in 1999 reflecting the utilization of these funds to continue the Company's research and development activities, and the interest expense incurred on funds borrowed during 1999.

Liquidity and Capital Resources

As of December 31, 1999, the Company's working capital was $540,527.

Throughout the second half of 1998 and into 1999, the Company sought additional capital to finance its 1999 and 2000 business plans. Pending obtaining additional financing, the Company made the decision to curtail several operational activities as well as to downsize its employee base in order to husband and stretch its existing capital to the next financing. In October and November, 1998, the Company dismissed 9 of its 19 employees and also significantly reduced the salary of the management group, in some cases by up to 50%. The specific goal was to reduce the Company's monthly expenditures by 60%, to approximately $100,000.

In December  1999,  the Company  commenced a private  placement  of its Series B
Convertible Preferred Stock at a price of $125 per share. The Preferred is convertible into 100 shares of Common Stock for each share of Preferred, subject to adjustment for any stock splits, stock dividends, recapitalizations, reclassifications and similar events. At the closing for this private placement, held on December 6, 1999, the Company sold and issued 16,000 shares of Preferred for an aggregate price of $2,000,000. In addition, the investors received 1.6 million five-year warrants to purchase Common Stock, each at an exercise price of $3.50 per share. The Company also entered into an investment banking agreement with a New York firm affiliated with certain of the investors, and issued the firm 500,000 warrants with the same terms.

As discussed under "Market for Common Equity and Related Stockholder Matters," on January 28, 2000, the Company returned $700,000 of the $2,000,000 aggregate price received from the sale of the Series B Preferred, in exchange for the surrender of a corresponding number of shares of Series B Preferred and Series B Warrants.

In January 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss ("NOL") Carryover and Research and Development Tax Credits ("R&D Credits") to corporate taxpayers in New Jersey. During 1999, the Company entered into an agreement under which it retained a third party broker to identify a buyer for the Company's NOL Carryover and R&D Credits. The total anticipated net proceeds of this transaction ($594,209) were recorded as a non-current deferred tax asset in the accompanying financial statements. Due to limitations placed by the State of New Jersey on the total amount of NOL Carryover and R&D Credits eligible to be sold in any one year, the sale of only a portion of the Company's NOL Carryover and R&D Credits ($327,000) was completed in 1999. The receipt of these funds, on December 16, 1999, was recorded as a reduction to the non-current deferred tax asset in the accompanying financial statements. The sale of the remaining balance of the Company's NOL Carryover and R&D Credits is anticipated by the end of the third quarter of 2000. There can be no assurances, however, that this proposed sale will occur. To the extent that the NOL Carryover and R&D Credits are sold, they will be unavailable to the Company to offset future New Jersey state taxes.

During March 1999, Dr. Gordon agreed to make available to the Company a loan of up to $250,000. Under the terms of this agreement, the Company issued to Dr. Gordon warrants to purchase up to 50,000 shares of the Company's Common Stock and pays a market interest rate on amounts borrowed. During 1999, amounts advanced under this agreement totalled $250,000. At December 31, 1999, $100,000 of this amount, plus accrued interest, had been repaid.

The Company anticipates that its cash on hand, plus the loan available from Dr. Gordon and the sale of its New Jersey State NOL Carryover and R&D Credits, will be sufficient to meet the Company's 2000 working capital and planned capital expenditure requirements. If, however, the Company incurs unexpected expenses, or if the New Jersey NOL Carryover and R&D Credits are not sold as anticipated, the Company may require additional financing prior to the end of 2000 in order to maintain its current operations. The Company currently has no commitment or arrangement for any capital, and there can be no assurance whether or on what terms it will be able to obtain any needed capital. If additional financing is not available, the Company would be materially adversely affected and be required to further curtail or cease altogether its current operations.

During 2000, the Company intends to seek additional funding in order to accelerate its product development efforts and augment its working capital.

Additional Factors That May Affect Future Results

No Revenues; Uncertain Profitability; Development Stage Company; History of Losses. Since its inception, the Company has been principally engaged in developmental and organizational activities. To date, the Company has not yet initiated sales of its products and, consequently, has had no sales revenues. The Company's Agreement with Alcon, under which payments totalling $850,000 were made by Alcon to the Company, was terminated by Alcon, and the Company has no other agreements with respect to the license, manufacture or distribution of its products. Although the Company is currently discussing with Alcon the Company's assertion that Alcon owes the Company certain fees associated with the termination, there can be no assurance that the Company will be successful in these discussions.

No sales revenues are expected until, and only if, the Company begins commercial marketing of the Company's microkeratome or other products. Commercial marketing of the Company's products in the U.S. will be contingent upon obtaining FDA permission or approval and possibly the approval of other governmental agencies. To date, only the Company's HydroBrush(TM) Keratome has been granted 510(k) notification from the FDA and is the Company's only product which has received the regulatory approvals required prior to the commencement of commercial marketing. The Company is currently discussing sale of this product on an OEM basis. The Company is also currently planning to seek FDA clearance of the HydroBlade(TM) Keratome device in 2000. Regulatory clearance procedures are often extremely time consuming, expensive and uncertain. Accordingly, there can be no assurance that the Company will be successful in obtaining marketing clearance of the HydroBlade(TM) Keratome or other devices or that, if such devices are cleared, it will be able to generate sufficient revenues to operate on a profitable basis.

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

The Company has experienced annual operating losses and negative operating cash flow since inception. At December 31, 1999, the Company had an accumulated deficit of approximately $6,000,000, excluding approximately $1,500,000 which was applied to additional paid-in capital when the Company converted from a subchapter S corporation to a C corporation for federal income tax purposes in connection with its initial public offering during August 1996. Unless and until the Company's product development and marketing activities are successful and its products are sold, of which there can be no assurance, the Company will not have any revenues to apply to operating expenses and the Company will continue to incur losses.

Need for Future Financing. The Company currently is focusing on its efforts to undertake the limited manufacture and marketing of its products. To proceed with its planned research and development and marketing activities, the Company will require additional capital before, if ever, it reaches profitability and positive cash flow. As a result, the Company will be required to raise additional funds through public or private financing including grants that may be available for its research and development. In connection with two private placement offerings for the Company's Preferred Stock (one in the second quarter of 1998 and one in the fourth quarter of 1999) the Company raised a total of $2,400,000 (net of the amount returned to investors in January 2000). There can, however, be no assurance that the Company will be able to obtain additional financing on terms favorable to it, if at all. If adequate funds are not available to satisfy short-term or long-term capital requirements, the Company may be required to reduce substantially, or eliminate, certain areas of its product development activities, limit its operations significantly, or otherwise modify its business strategy. The failure of the Company to obtain any other acceptable financing would have a material adverse effect on the operations of the Company. Without additional financing or the exercise of the Company's outstanding options and warrants or otherwise, the Company would become unable to maintain its current operations and would be unable to carry out its business plan. Except for currently outstanding warrants and options, the Company has no current plans, understandings or commitments to obtain any additional financing from the sale of its securities or otherwise. Additional financing from the sale of its securities may result in dilution of the Company's then current stockholders.

Dependence Upon A Key Officer; Attraction and Retention of Key Personnel. The business of the Company is highly dependent upon the active participation of its founder and Chief Executive Officer, Dr. Eugene I. Gordon, age 69. The loss or unavailability to the Company of Dr. Gordon would have a material adverse effect on the Company's business prospects and potential earning capacity. The recruitment of skilled scientific personnel is critical to the Company's success. There can be no assurance that it will be able to continue to attract and retain such personnel in the future. In addition, the Company's anticipated growth and expansion into areas and activities requiring additional expertise, clinical testing, governmental approvals, production and marketing of the Company's products (which would be required if the Company does not enter into licensing arrangements) is expected to place increased demands upon the Company's financial resources and corporate structure. The Company expects to satisfy such demands, if they arise, through the hiring of additional management personnel and the development of additional expertise by existing management.

No Assurance of FDA and Other Regulatory Approval. As medical devices, the Company's microkeratomes are subject to regulation by the FDA under the FD&C Act and implementing regulations. Pursuant to the FD&C Act, the FDA regulates, among other things, the development, manufacture, labeling, distribution, and promotion of microkeratomes in the United States. If the Company fails to enter into licensing arrangements, it will be required to pursue FDA approval of or clearance to market its products at its own cost.

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

Uncertainty of Market Acceptance; Reliance on Single Technology. Acceptance of the Company's products is difficult to predict and will require substantial marketing efforts and the expenditure of significant funds by the Company. There can be no assurance that the products will be accepted by the medical community once they are permitted or approved. Market acceptance of the Company's products will depend in large part upon the Company's ability to demonstrate the operational advantages, safety and cost-effectiveness of its products compared to other comparable surgical techniques. Failure of the products to achieve market acceptance will have a material adverse effect on the Company's financial condition and results of operations.

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

The Company has sought to protect its proprietary interest in its products by applying for patents in the United States and corresponding patents abroad. The Company currently has four issued U.S. patents and two issued foreign patents. The Company also has several dozen U.S. and foreign patents in process. There can be no assurance that any other patent will be issued to the Company, that any patents owned by or issued to the Company, or that may issue to the Company in the future, will provide a competitive advantage or will afford protection against competitors with similar technology, or that competitors of the Company will not circumvent, or challenge the validity of, any patents issued to the Company. There also can be no assurance that any patents issued to or licensed by the Company will not be infringed upon or designed around by others or would prevail in a legal challenge, that others will not obtain patents that the Company will need to license or design around, that the microkeratomes or any other potential product of the Company will not inadvertently infringe upon the patents of others, or that others will not manufacture the Company's patented products upon expiration of such patents. There can be no assurance that existing or future patents of the Company will not be invalidated. Additionally, patent applications filed in foreign countries and patents granted in such countries are subject to laws, rules and procedures which differ from those in the United States. Patent protection in such countries may be different from patent protection provided by United States laws and may not be as favorable to the Company.

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

The Company is currently involved in ongoing litigation, as described under "Legal Proceedings."

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

The Company is aware of ongoing research at certain companies and institutions into a variety of procedures for corneal adjustment and refractive surgery, including waterjet technology under development by Visijet (Surgijet) Inc. Some of these companies and institutions, which may in the future become competitors of the Company, have substantially greater resources, research and development staffs and facilities, as well as greater experience in research and development, obtaining regulatory approval and manufacturing and marketing medical device products than the Company. On the other hand, the nature of the Company's patents is blocking.

Additionally, there can be no assurance that the Company's competitors will not succeed in developing technologies, procedures or products that are more effective or economical than those being developed by the Company or that would render the Company's technology and proposed products obsolete or noncompetitive or that would allow for the bypassing of the Company's patents. Furthermore, in connection with the commercial sale of its products, the Company will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which the Company has no experience.

No Manufacturing Experience; Dependence on Third Parties. Although the Company's current strategy is to focus on the manufacture and marketing of its products, if marketing clearance is obtained, the Company continues to have discussions with several potential strategic partners and is investigating other possible arrangements. To the extent the Company does not enter into such arrangements, it will need to engage in the manufacture and marketing of its products. Manufacturing will consist of purchasing existing parts, having parts formed by vendors, incoming inspection, assembly, qualification testing and packaging, i.e., virtual manufacturing. The Company has no volume manufacturing capacity or experience in manufacturing medical devices or other products. To be successful, the Company's proposed products must be manufactured in commercial quantities in compliance with regulatory requirements at acceptable costs. Production in clinical or commercial-scale quantities will involve technical challenges for the Company. If the Company is unable or elects not to pursue collaborative arrangements with other companies to manufacture certain of its potential products, the Company will be required to establish manufacturing capabilities. Establishing its own manufacturing capabilities would require significant scale-up expenses and additions to facilities and personnel. There can be no assurance that the Company will be able to obtain necessary regulatory approvals on a timely basis or at all. Delays in receipt of or failure to receive such approvals or loss of previously received approvals would have a material adverse effect on the Company. There can be no assurance that the Company will be able to develop clinical or commercial-scale manufacturing capabilities at acceptable costs or enter into agreements with third parties with respect to these activities. The Company's dependence upon third parties for the manufacture of its products may adversely affect the Company's profit margins and the Company's ability to develop and deliver such products on a timely basis. Moreover, there can be no assurance that such parties will perform adequately, and any failures by third parties may delay the submission of products for regulatory approval, impair the Company's ability to deliver products on a timely basis, or otherwise impair the Company's competitive position and any such failure could have a material adverse effect on the Company.

No Marketing or Sales Experience. Unless the Company enters into licensing arrangements, it will undertake the marketing and sale of its own products. In such event, the Company intends to market and sell its products in the United States and certain foreign countries, if and when regulatory approval is obtained, through a direct sales force or a combination of a direct sales force and distributors or other strategic partnerships. The Company currently has no marketing organization and has never sold a product. Establishing sufficient marketing and sales capability will require significant resources. There can be no assurance that the Company will be able to recruit and retain skilled sales management, direct salespersons or distributors, or that the Company's marketing or sales efforts will be successful. To the extent that the Company enters into distribution arrangements for the sale of its products, the Company will be dependent on the efforts of third parties. There can be no assurance that such efforts will be successful.

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

Other Matters. The Year 2000 problem has not to date had a material impact on the Company's operations, and the Company believes that the Year 2000 problem will not have a significant impact on the Company's future operations. Costs incurred to insure that the Company's systems are Year 2000 compliant have to date not been, and are not expected to be, material to the Company's results of operations, financial position or cash flows, and no Year 2000 problems have been encountered by the Company's systems to date.

ITEM 7.  FINANCIAL STATEMENTS.

                                                                        Page No.
                                                                        --------

Independent Auditors' Report............................................   27

Balance Sheet as of December 31, 1999...................................   28

Statements of Operations for the years ended
December 31, 1999 and 1998, and for the period
from inception to December 31, 1999.....................................   29

Statement of Stockholders' Equity for the period
from inception to December 31, 1999.....................................   30

Statements of Cash Flows for the years ended
December 31, 1999 and 1998, and for the period
from inception to December 31, 1999.....................................   32

Notes to Financial Statements...........................................   33

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Medjet Inc. (A Development Stage Company):


We have audited the accompanying balance sheet of Medjet Inc. (A Development Stage Company) as of December 31, 1999 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medjet Inc. (A Development Stage Company) as of December 31, 1999 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

                                           ROSENBERG RICH BAKER BERMAN & COMPANY


Bridgewater, New Jersey
February 17, 2000

                                   MEDJET INC.
                          (A Development Stage Company)
                                  Balance Sheet
                                December 31, 1999

   Assets
Current Assets:
     Cash and cash equivalents                                              $ 1,063,749
     Restricted cash                                                            700,000
     Prepaid expenses                                                            58,049
                                                                       ----------------
              Total Current Assets                                            1,821,798
                                                                       ----------------

Property and Equipment - less accumulated depreciation of $323,802              111,444
Patents and Trademarks - less accumulated amortization of $29,172               163,403
Deferred tax asset                                                              267,063
Security deposits                                                                 4,837
                                                                       ----------------
              Total Assets                                                  $ 2,368,545
                                                                       ================
                      Liabilities and Stockholders' Equity

Current Liabilities:
     Accounts payable and accrued liabilities                               $   206,271
     Deferred revenues                                                          175,000
     Notes payable - Officer                                                    150,000
     Notes payable - Other                                                       50,000
     Amount due investors                                                       700,000
                                                                       ----------------
              Total Liabilities                                               1,281,271
                                                                       ----------------
Stockholders' Equity:
     Common stock, $.001 par value, 30,000,000 shares authorized,
        3,935,220 shares issued and 3,901,431 shares outstanding                  3,935
     Preferred stock, $.01 par value, 1,000,000 shares authorized,
        10,400 shares designated as Series B Convertible Preferred
        issued and outstanding                                                      104
     Additional paid-in capital                                               7,365,932
     Accumulated deficit (including deficit accumulated during
        development stage of $7,785,667 of which $1,556,204 was
        applied to additional paid-in capital upon conversion
        from an "S" to a "C" corporation)                                    (6,280,997)
     Less: Treasury stock, 33,789 shares, at cost                                (1,700)
                                                                       ----------------
              Total Stockholders' Equity                                      1,087,274
                                                                       ----------------
Total Liabilities and Stockholders' Equity                                  $ 2,368,545
                                                                       ================

                     See notes to the financial statements.

                                   MEDJET INC.
                         (A Development Stage Company)
                            Statements of Operations

                                                                                 Period from
                                            Year Ended December 31,           December 16, 1993
                                      ------------------------------------      (Inception) to
                                            1999               1998           December 31, 1999
                                      -----------------  -----------------   --------------------
Revenues:
 License fee income                          $ 175,000          $ 500,000              $ 675,000
                                      -----------------  -----------------   --------------------
      Total Revenues                           175,000            500,000                675,000
                                      -----------------  -----------------   --------------------
 Expenses:
 Research, development,
    general and administrative               1,410,518          2,879,806              9,318,208
                                      -----------------  -----------------   --------------------
      Total Expenses                         1,410,518          2,879,806              9,318,208
                                      -----------------  -----------------   --------------------

 Loss from Operations                       (1,235,518)        (2,379,806)            (8,643,208)
                                      -----------------  -----------------   --------------------
 Other Income/(Expense):
 Net interest income/(expense)                  (2,310)            55,259                264,582
                                      -----------------  -----------------   --------------------

        Loss Before Income Tax              (1,237,828)        (2,324,547)            (8,378,626)
           Federal income tax                        -                  -                      -
           State income tax                        200           (594,009)              (592,959)
                                      -----------------  -----------------   --------------------
     Total Income Tax                              200           (594,009)              (592,959)
                                      -----------------  -----------------   --------------------
 Net Loss                                   (1,238,028)        (1,730,538)            (7,785,667)
 Dividends on Preferred Stock                        -            184,923                184,923
                                      -----------------  -----------------   --------------------
 Net Loss Attributable to
  Common Shareholders                     $ (1,238,028)      $ (1,915,461)          $ (7,970,590)
                                      =================  =================   ====================
         Net Loss Per Share                    $ (0.32)           $ (0.51)               $ (2.52)
                                      =================  =================   ====================
       Weighted Average Common
         Shares Outstanding                  3,894,045          3,728,594              3,159,023
                                      =================  =================   ====================

                     See notes to the financial statements.

                                   MEDJET INC.
                          (A Development Stage Company)
                        Statement of Stockholders' Equity
     Period From December 16, 1993 (Date of Inception) to December 31, 1999

                                                                             Total       Common    Preferred
                                         Preferred    Common      Price    Consider-     Stock      Stock       Paid-
                                          Shares      Shares       Per       ation       ($.001     ($.01        In
                Date/Description          Issued      Issued      Share       Paid      Par Value) Par Value)  Capital
---------------------------------------  ---------  -----------  --------  -----------  ---------  --------- ------------
March 12, 1994     Share Issuance             -      800,000    $ 0.10     $ 80,000      $ 800        $ -     $ 79,200
April 21, 1994     Share Issuance             -       15,000      0.10        1,500         15          -        1,485
May 1, 1994        Share Issuance             -       63,000      0.10        6,300         63          -        6,237
May 25, 1994       Share Issuance             -       50,000      1.00       50,000         50          -       49,950
May 31, 1994       Share Issuance             -       25,000      1.00       25,000         25          -       24,975
June 6, 1994       Share Issuance             -       50,000      1.00       50,000         50          -       49,950
June 7, 1994       Share Issuance             -       50,000      1.00       50,000         50          -       49,950
June 13, 1994      Share Issuance             -       25,000      1.00       25,000         25          -       24,975
June 20, 1994      Share Issuance             -       25,000      1.00       25,000         25          -       24,975
July 28, 1994      Share Issuance             -       25,000      1.00       25,000         25          -       24,975
September 23, 1994 Share Issuance             -       45,002      6.00      270,012         45          -      269,967
October 20, 1994   Share Issuance             -       20,501      6.00      123,008         21          -      122,987
October 28, 1994   Share Issuance             -        2,500      6.00       15,000          2          -       14,998
November 10, 1994  Share Issuance             -       14,500      6.00       87,000         15          -       86,985
November 16, 1994  Share Issuance             -        2,501      6.00       15,004          2          -       15,002
Net Loss, Year Ended December 31, 1994        -            -         -            -          -          -            -
                                       ---------  -----------  ========  -----------  ---------  --------- ------------
Balance, December 31, 1994                    -    1,213,004                847,824      1,213          -      846,611

August 8, 1995     Share Issuance             -        5,000    $ 6.00       30,000          5          -       29,995
August 28, 1995    Share Issuance             -        4,000      6.00       24,000          4          -       23,996
September 21, 1995 Share Issuance             -        5,000      6.00       30,000          5          -       29,995
September 29, 1995 Share Issuance             -        5,000      6.00       30,000          5          -       29,995
December 31, 1995  Share Issuance             -          833      6.00        5,000          1          -        4,999
December 31, 1995  Stock Split:
                     1.987538926-to-1
                     Share Outstanding        -    1,217,475         -            -      1,217          -       (1,217)
Net Loss, Year Ended December 31, 1995        -            -         -            -          -          -            -
                                       ---------  -----------  ========  -----------  ---------  --------- ------------
Balance, December 31, 1995                    -    2,450,312              $ 966,824    $ 2,450        $ -    $ 964,374
                                       ---------  -----------  ========  -----------  ---------  --------- ------------

                                              Paid-In
                                              Capital     Accum-
                                             (Beneficial  ulated      Treasury
                Date/Description             Conversion)  Deficit      Stock
---------------------------------------      ---------- ------------  ---------
March 12, 1994     Share Issuance                $ -          $ -        $ -
April 21, 1994     Share Issuance                  -            -          -
May 1, 1994        Share Issuance                  -            -          -
May 25, 1994       Share Issuance                  -            -          -
May 31, 1994       Share Issuance                  -            -          -
June 6, 1994       Share Issuance                  -            -          -
June 7, 1994       Share Issuance                  -            -          -
June 13, 1994      Share Issuance                  -            -          -
June 20, 1994      Share Issuance                  -            -          -
July 28, 1994      Share Issuance                  -            -          -
September 23, 1994 Share Issuance                  -            -          -
October 20, 1994   Share Issuance                  -            -          -
October 28, 1994   Share Issuance                  -            -          -
November 10, 1994  Share Issuance                  -            -          -
November 16, 1994  Share Issuance                  -            -          -
Net Loss, Year Ended December 31, 1994             -     (287,291)         -
                                           ---------- ------------  ---------
Balance, December 31, 1994                         -     (287,291)         -

August 8, 1995     Share Issuance                  -            -          -
August 28, 1995    Share Issuance                  -            -          -
September 21, 1995 Share Issuance                  -            -          -
September 29, 1995 Share Issuance                  -            -          -
December 31, 1995  Share Issuance                  -            -          -
December 31, 1995  Stock Split:
                     1.987538926-to-1
                     Share Outstanding             -            -          -
Net Loss, Year Ended December 31, 1995             -     (677,385)         -
                                           ---------- ------------  ---------

Balance, December 31, 1995                       $ -   $ (964,676)       $ -
                                           ---------- ------------  ---------

                     See notes to the financial statements.

                                   MEDJET INC.
                          (A Development Stage Company)
                        Statement of Stockholders' Equity
     Period From December 16, 1993 (Date of Inception) to December 31, 1999

                                                                                       Total       Common    Preferred
                                                   Preferred    Common      Price    Consider-     Stock      Stock       Paid-
                                                    Shares      Shares       Per       ation       ($.001     ($.01        In
                Date/Description                    Issued      Issued      Share       Paid      Par Value) Par Value)  Capital
-------------------------------------------------  ---------  -----------  --------  -----------  ---------  --------- ------------
Balance, December 31, 1995, brought forward               -    2,450,312              $ 966,824    $ 2,450        $ -    $ 964,374
August 6, 1996       Share Issuance                       -    1,071,429    $ 5.60    6,000,002      1,071          -    5,998,931
August 6, 1996       Reclassification of deferred
                       offering costs                     -            -         -            -          -          -   (1,436,045)
August 6, 1996       Reclassification of accumulated
                       deficit for change from an S to
                       a C corporation                    -            -         -            -          -          -   (1,556,204)
September 3, 1996    Share Issuance                       -      160,714      5.60      899,998        161          -      899,837
December 30, 1996    Acquisition of treasury shares       -            -         -            -          -          -            -
Net Loss, Year Ended December 31, 1996                    -            -         -            -          -          -            -
                                                   ---------  -----------  ========  -----------  ---------  --------- ------------
Balance, December 31, 1996                                -    3,682,455              7,866,824      3,682          -    4,870,893
July 18, 1997        Share Issuance                       -       21,800    $ 0.05        1,097         22          -        1,075
July 24, 1997        Share Issuance                       -        4,464      5.60       24,998          5          -       24,994
Net Loss, Year Ended December 31, 1997                    -            -         -            -          -          -            -
                                                   ---------  -----------  ========  -----------  ---------  --------- ------------
Balance, December 31, 1997                                -    3,708,719              7,892,919      3,709          -    4,896,962
January 27, 1998     Share Issuance                       -        1,350    $ 5.60        7,560          1          -        7,559
March 31, 1998       Share Issuance                       -       10,000      3.02       30,188         10          -       30,178
April 20, 1998       Share Issuance                 110,000            -     10.00    1,100,000          -      1,100      945,511
April 20, 1998       Placement Agent Warrants             -            -         -            -          -          -           18
October 9, 1998      Preferred Conversion          (110,000)     182,724      6.02            -        183     (1,100)     184,911
October 9, 1998      Preferred Dividend                   -       12,154      4.24       51,534         12          -          917
Net Loss, Year Ended December 31, 1998                    -            -         -            -          -          -            -
                                                   ---------  -----------  ========  -----------  ---------  --------- ------------
Balance, December 31, 1998                                -    3,914,947              9,082,201      3,915          -    6,066,056
May 13, 1999         Share Issuance                       -       19,588    $ 1.00            -         19          -          (19)
June 11, 1999        Share Issuance                       -          685      1.70            -          1          -           (1)
December 3, 1999     Share Issuance                  16,000            -    125.00    2,000,000          -        160    1,999,840
December 31, 1999    Partial Rescission of Preferred (5,600)           -    125.00     (700,000)         -        (56)    (699,944)
Net Loss, Year Ended December 31, 1999                    -            -         -            -          -          -            -
                                                   ---------  -----------  ========  -----------  ---------  --------- ------------
Balance, December 31, 1999                           10,400    3,935,220             $10,382,201   $ 3,935      $ 104  $ 7,365,932
                                                   =========  ===========            ===========  =========  ========= ============

                                                      Paid-In
                                                      Capital     Accum-
                                                     (Beneficial  ulated      Treasury
                Date/Description                     Conversion)  Deficit      Stock
-------------------------------------------------    ---------- ------------  ---------
Balance, December 31, 1995, brought forward                $ -   $ (964,676)       $ -
August 6, 1996       Share Issuance                          -            -          -
August 6, 1996       Reclassification of deferred                                    -
                       offering costs                        -            -
August 6, 1996       Reclassification of accumulated
                       deficit for change from an S
                       to a C corporation                    -    1,556,204          -
September 3, 1996    Share Issuance                          -            -          -
December 30, 1996    Acquisition of treasury shares          -            -     (1,700)
Net Loss, Year Ended December 31, 1996                       -   (1,273,977)         -
                                                     ---------- ------------  ---------
Balance, December 31, 1996                                   -     (682,449)    (1,700)
July 18, 1997        Share Issuance                          -            -          -
July 24, 1997        Share Issuance                          -            -          -
Net Loss, Year Ended December 31, 1997                       -   (2,578,448)         -
                                                     ---------- ------------  ---------
Balance, December 31, 1997                                   -   (3,260,897)    (1,700)
January 27, 1998     Share Issuance                          -            -          -
March 31, 1998       Share Issuance                          -            -          -
April 20, 1998       Share Issuance                    133,389            -          -
    "                Placement Agent Warrants                -            -          -
October 9, 1998      Preferred Conversion             (133,389)           -          -
    "                Preferred Dividend                      -      (51,534)         -
Net Loss, Year Ended December 31, 1998                       -   (1,730,538)         -
                                                     ---------- ------------  ---------
Balance, December 31, 1998                                   -   (5,042,969)    (1,700)
May 13, 1999         Share Issuance                          -            -          -
June 11, 1999        Share Issuance                          -            -          -
December 3, 1999     Share Issuance                          -            -          -
December 31, 1999    Partial Rescission of Preferred         -            -          -
Net Loss, Year Ended December 31, 1999                       -   (1,238,028)         -
                                                     ---------- ------------  ---------
Balance, December 31, 1999                                 $ -  $(6,280,997)  $ (1,700)
                                                     ========== ============  =========

                     See notes to the financial statements.

                                   MEDJET INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                     For the Year Ended           Period from
                                                                        December 31,            December 16, 1993
                                                                 ---------------------------    (Inception) to
                                                                    1999          1998          December 31, 1999
                                                                 -------------  ------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                         $ (1,238,028)  $ (1,730,538)      $ (7,785,667)

Adjustments to Reconcile Net Loss to
     Net Cash (Used) by Operating Activities:
          Depreciation and amortization                                81,895       102,723             401,154
          Loss on abandonment of property and equipment                28,987             -              28,987
          (Increase) Decrease in prepaid expenses                     (26,977)       32,651             (58,049)
          (Increase) Decrease in deferred tax asset                   327,146      (594,209)           (267,063)
          Increase (Decrease) in accounts payable
               and accrued expenses                                   (85,338)       72,717             206,278
          Increase (Decrease) in deferred revenues                    175,000             -             175,000
          Increase (Decrease) in deferred rental obligation            (3,698)       (1,594)                  -
                                                                 -------------  ------------    ----------------
     Net Cash (Used) by Operating Activities                         (741,013)   (2,118,250)         (7,299,360)
                                                                 -------------  ------------    ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Cash redemptions of marketable securities                                   -             -             320,605
Cash (purchases) of marketable securities                                   -             -            (320,605)
Cash purchases of property, plant & equipment                          (3,650)     (102,282)           (475,026)
Cash purchase of organization costs                                         -             -             (37,387)
Cash payments for patents and trademarks                              (37,395)      (45,280)           (192,575)
Cash receipts (payments) for security deposits                          2,213           600              (4,837)
                                                                 -------------  ------------    ----------------
     Net Cash (Used) by Investing Activities                          (38,832)     (146,962)           (709,825)
                                                                 -------------  ------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of preferred stock                           1,300,000     1,080,018           2,380,018
Proceeds from issuance of common stock
     and initial public offering                                            -        37,748           6,494,616
Purchase of treasury stock                                                  -             -              (1,700)
Proceeds from officer notes payable                                   250,000             -             571,000
Repayment of officer notes payable                                   (100,000)            -            (421,000)
Proceeds from other notes payable                                      50,000             -             450,000
Repayment of other notes payable                                            -             -            (400,000)
                                                                 -------------  ------------    ----------------
     Net Cash Provided by Financing Activities                      1,500,000     1,117,766           9,072,934
                                                                 -------------  ------------    ----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  720,155    (1,147,446)          1,063,749

Cash and Cash Equivalents - Beginning of Period                       343,594     1,491,040                   -
                                                                 -------------  ------------    ----------------

Cash and Cash Equivalents - End of Period                        $  1,063,749   $   343,594        $  1,063,749
                                                                 =============  ============    ================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
     Income taxes                                                $        200   $       200        $        600
                                                                =============  ============    ================
     Interest expense                                            $     11,964   $       521        $     25,485
                                                                =============  ============    ================

SUPPLEMENTAL  SCHEDULE OF NON-CASH FINANCING  ACTIVITIES:
During the year ended December 31, 1999, amount due investors was increased by $700,000 due to a partial rescission of the preferred stock issuance.

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

         During the third quarter of 1996, the Company consummated an initial public offering (the "Offering") in which it issued and sold to the public a total of 1,232,143 Units (the "Units"), each Unit consisting of one share of common stock, $.001 par value, of the Company (the "Common Stock") and one Class A Redeemable Common Stock Purchase Warrant (the "Class A Warrants") to purchase one share of Common Stock at a price of $10.00 per share for a 24-month period commencing on November 6, 1996. The Units became separable on that date and the Common Stock and the Class A Warrants began trading separately on November 8, 1996. In July 1998, in connection with a private placement (described in the following paragraph), the Company agreed to extend the exercise period of the Class A Warrants for an additional 12 months. As a result, the Class A Warrants expired on November 6, 1999.

         In January 1998, the Company commenced a private placement of its Series A 10% Cumulative Convertible Preferred Stock, $.01 par value (the "Series A Preferred"), at a price of $10 per share. At the closing for this private placement, which was held in April 1998, the Company sold and issued 110,000 shares of Series A Preferred for an aggregate price of $1,100,000. In conjunction with this transaction, a total of 18,272 four-year warrants, each at an exercise price of $4.34 per share, was also issued to the placement agent. The net proceeds of this private placement were used to augment the Company's working capital.

         The private placement, which was terminated on July 31, 1998, was carried out pursuant to available exemptions from registration under
         Section 4(2) of the Securities Act of 1933 and rules promulgated under that section.

         On October 9, 1998, the 110,000 shares of Series A Preferred outstanding were converted into 182,724 shares of Common Stock. At the same time, a total of 12,154 shares of Common Stock was issued in payment of the cumulative dividends on the Series A Preferred. The dividend was computed at 10% per annum and totalled approximately $51,534.

         In December 1999, the Company commenced a private placement of its Series B Convertible Preferred Stock, $.01 par value (the "Series B Preferred"), at a price of $125 per share. At the closing for this private placement, which was held on December 6, 1999, the Company sold and issued 16,000 shares of Series B Preferred for an aggregate price of $2,000,000. In addition, the investors received 1.6 million five-year warrants (the "Series B Warrants"), each at an exercise price of $3.50 per share. The Company also entered into an investment banking agreement with a New York firm affiliated with certain of the investors, and issued the firm 500,000 Series B Warrants.

         The net proceeds of this private placement will be used by the Company to complete specific development for manufacture and to introduce its waterjet microkeratome for vision correction applications.

         The Series B Preferred is convertible into approximately 100 shares of Common Stock for each share of Series B Preferred, subject to adjustment for any stock splits, stock dividends, recapitalizations, reclassifications and similar events.

         This private placement was carried out pursuant to available exemptions from registration under Section 4(2) of the Securities Act of 1933 and rules promulgated under that section.

         In accordance with an agreement entered into on January 28, 2000, the Company returned $700,000 of the $2,000,000 aggregate price received from the sale of the Series B Preferred. See "Subsequent Event" note.

         The Company has continued to incur losses since its inception and at December 31, 1999 has accumulated deficits. Management has implemented a program to reduce costs and to reduce the break-even point necessary for continuing operations. Management believes that its 2000 operating plan, which anticipates the program to reduce costs as well as certain funding sources, is reasonable and attainable and will provide sufficient cash to sustain operations during 2000. In addition, a principal stockholder of the Company has committed to provide additional working capital, if necessary.

Cash and Cash Equivalents

         For the purpose of the statements of cash flows, cash equivalents includes all highly liquid instruments with original maturities of three months or less.

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

Amortization

         Organization costs have been amortized over sixty months on a straight-line basis and were completely amortized at December 31, 1999. Total amortization for the years ended December 31, 1999 and 1998 was $2,295 and $7,477, respectively.

         Patents are being amortized over seventeen years on a straight-line basis. These costs will be expensed if and when it is concluded that non-approval or no future economic benefits are probable. Total amortization for the years ended December 31, 1999 and 1998 was $11,237 and $9,038, respectively.

Revenue Recognition/Deferred Revenues

         The Company's revenue for 1999 and 1998 is generated from license fees and is recognized in accordance with the terms of the agreements reached with third parties.

Net Loss Per Share

         Net loss per share, in accordance with the provisions of Financial Accounting Standards No. 128, "Earnings Per Share," is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Common stock equivalents have not been included in this computation as the effect would be anti-dilutive.

Income Taxes

         In accordance with the provisions of Financial Accounting Standards No. 109, "Accounting for Income Taxes," deferred taxes are recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, the benefit for federal income taxes has been offset entirely by a valuation allowance against the related deferred tax asset for the year ended December 31, 1999. Since the sale of the Company's state net operating losses and research and development credits is now available, the net estimated proceeds from the sale of these assets has been recorded as a deferred tax benefit.

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

NOTES PAYABLE - OFFICER/OTHER

         Notes payable - officer represents an unsecured loan from an officer of the Company with interest at 8.27% per annum, earliest due date May 15, 2000.

         Notes payable - other represents an unsecured loan from an outside party with interest at 10% per annum. The loan was paid in full in January 2000.

STOCKHOLDERS' EQUITY

Stock Option Plan

         On October 31, 1994, the Company adopted its 1994 Stock Option Plan (the "Plan"). The Plan provides that certain options to purchase the Company's common stock granted thereunder are intended to qualify as "incentive stock options" within the meaning of Section 422A of the United States Internal Revenue Code of 1986, while non-qualified options may also be granted under the Plan. The initial plan and subsequent amendments provide for authorization of up to 700,000 and 449,688 shares at December 31, 1999 and 1998, respectively. The option price per share of stock purchasable under an Incentive Stock Option shall be determined at the time of grant but shall not be less than 100% of the Fair Market Value of the stock on such date, or, in the case of a 10% Stockholder, the option price per share shall be no less than 110% of the Fair Market Value of the stock on the date an Incentive Stock Option is granted to such 10% Stockholder.

                                              Qualified and Non-Qualified Shares
                                                Under Option as of December 31,
                                              ----------------------------------
                                                     1999               1998
                                                     ----               ----
 Outstanding, beginning of year                    377,550             96,220
 Granted during the year                           210,000            412,025
 Canceled during the year                         (218,727)          (119,345)
 Exercised during the year:
          At $1.00 per share                       (19,588)              -
          At $1.70 per share                          (685)              -
          At $3.02 per share                             -            (10,000)
             At $5.60 per share                          -             (1,350)
                                                  --------           --------
 Outstanding, end of year                          348,550            377,550
                                                  ========           ========
 Eligible, end of year, for exercise               110,924             51,714
                                                  ========           ========
 Range of exercise price per share             $.05 to $7.63       $.05 to $7.63
                                               =============       =============

     At December 31, 1999 and 1998, the average exercise price and remaining contractual life were $2.13 and $4.15 per share, and 8 years 3 months and 9 years 6 months, respectively.

     At December 31, 1999 and 1998, there were 298,027 and 38,988 shares, respectively, reserved for future grants.

Warrants

     The Company has issued common stock purchase warrants separately and in conjunction with the Offering and both of the preferred stock private placements (see "Nature of Organization"), as well as to consultants and to lenders, as follows:

     As of December 31, 1999:


                              Exercise      Exercise Term
    Date of        No. of     Price Per --------------------
     Grant         Shares       Share     Start   Expiration  Vesting Rights
   --------     ----------    ---------   -----   ----------  --------------
   05/20/96        97,389      $3.37    05/20/96   05/20/01  25% per year
   04/20/98        18,272       4.34    04/20/98   04/20/02  100% on 4/20/98
   07/15/99        50,000       1.00    07/15/99   07/15/04  100% on 7/15/99
   07/16/99        10,000       1.37    07/16/99   07/16/01  100% on 7/16/99
   11/12/99         7,500       3.50    11/12/99   11/12/04  100% on 11/12/99
   12/03/99     1,365,000       3.50    02/01/00   12/03/04  100% after 1/31/00
                ---------
                1,548,161    Outstanding at December 31, 1999
                =========

    As of December 31, 1998:

                              Exercise      Exercise Term
    Date of        No. of     Price Per --------------------
     Grant         Shares       Share     Start   Expiration  Vesting Rights
   --------     ----------    ---------   -----   ----------  --------------
   5/20/96         97,389     $ 3.37    05/20/96   05/20/01  25% per year
   8/14/96      1,071,429      10.00    11/06/96   11/06/99  100% on 11/6/96
   8/14/96        107,143      10.00    08/06/97   08/06/99  100% on 8/6/97
   9/13/96        160,714      10.00    11/06/96   11/06/99  100% on 11/6/96
   4/20/98         18,272       4.34    04/20/98   04/20/02  100% on 4/20/98
               ----------
                1,454,947    Outstanding at December 31, 1998
               ==========

     There were no warrants exercised during 1999 and 1998. At December 31, 1999 and 1998, there were 158,813 and 1,406,253 shares, respectively, eligible for exercise at prices ranging from $1.00 to $10.00 per share.

Pro Forma Information

     In 1996, the Company adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation". Accordingly, no compensation expense has been recognized for stock options and warrants issued. Had compensation expense for the options and the warrants which vested in 1999 and 1998 been determined based on the fair value at the grant date commensurate with the provisions of SFAS No. 123, the Company's net loss and net loss per share for 1999 and 1998, respectively, would have been increased to the pro forma amounts indicated below:

                                                1999                   1998
                                                ----                   ----
      Net loss:
               As reported                 $(1,238,028)             $(1,915,461)
               Pro forma                   $(1,589,895)             $(2,065,689)

               Basic loss per share:
               As reported                      $(0.32)               $(0.51)
               Pro forma                        $(0.41)               $(0.55)

     The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in 1999 and 1998, respectively: dividend yield of 0% and 0%; expected volatility of 182% and 44%; risk-free interest rate of 4.5% in both years and expected lives of 5 and 10 years.

RETIREMENT PLAN

     The Company sponsors a qualified 401(k) plan covering substantially all full time employees under which eligible employees can defer a portion of their annual compensation. The Company currently makes no matching contribution to the plan.

INCOME TAXES

     The income tax provision is comprised of the following:

                                                  Year Ended December 31,
                                                  ------------------------
                                                      1999          1998
                                                  -----------  -----------
      State current provision                      $   200     $     200
      State deferred provision                          --      (594,209)
                                                  -----------  ---------
                                                   $   200     $(594,009)
                                                  ===========  =========

     In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss ("NOL") Carryover and Research and Development Tax Credits ("R&D Credits") to corporate taxpayers in New Jersey. During 1999, the Company entered into an agreement under which it retained a third party broker to identify a buyer for its NOL Carryover and R&D Credits. The total anticipated net proceeds of this transaction ($594,209) were recorded as a non-current deferred tax asset in the accompanying financial statements.

     Due to limitations placed by the State of New Jersey on the total amount of NOL Carryover and R&D Credits eligible to be sold in any one year, the sale of only a portion of the Company's NOL Carryover and R&D Credits ($327,146 was completed in 1999. The receipt of these funds was recorded as a reduction to the non-current deferred tax asset in the accompanying financial statements. The sale of the remaining balance of the Company's NOL Carryover and R&D Credits is anticipated by the end of the third quarter of 2000.

     The Company's total deferred tax asset (related entirely to the NOL Carryover and R&D Credits) and valuation allowance are as follows:

                                                             December 31,
                                                             ------------
                                                          1999          1998
                                                        -------        ------

       Total deferred tax asset, noncurrent           $2,037,702    $ 2,063,279
       Less valuation allowance                       (1,763,639)    (1,469,070)
                                                      ----------    -----------
       Net deferred tax asset, noncurrent             $  267,063    $   594,209
                                                      ==========    ===========

     The total change in the valuation allowance amounted to $294,569 and $233,070 for the years ended December 31, 1999 and 1998, respectively.

     The differences between income tax benefits in the financial statements and the tax benefit computed at the U.S. Federal statutory rate of 34% are as follows:

                                                   Year Ended December 31,
                                                        1999            1998
                                                   -------------    ------------
         Tax benefit                                    (34%)           (34%)
         Valuation allowance                             34%              8%
                                                      -----            ----
         Effective tax rate                               -             (26%)
                                                      =====            ====

     At December 31, 1999, the Company has available approximately $6,263,486 of net operating losses to carryforward and which may be used to reduce future federal taxable income through December 31, 2019.

     At December 31, 1999, the Company has available approximately $1,208,293 of net operating losses to carryforward and which may be used to reduce future state taxable income through December 31, 2006.

COMMITMENTS AND CONTINGENCIES

     The Company leases its building and office space and automobiles.

     The following is a schedule by years of future minimum lease payments as of December 31, 1999 under operating leases that have initial or remaining non-cancelable lease terms in excess of one year:

                  Year Ended December 31,
                           2000                      $73,474
                           2001                       74,730
                           2002                       80,210
                           2003                       83,000
                           2004                       83,448
                                                    --------
                    Total Minimum Lease
                    Payments Required               $394,862
                                                    ========

     Rent expense under the operating leases totalled $87,024 and $100,446 for the years ended December 31, 1999 and 1998, respectively.

     The Company had been leasing approximately 7,358 square feet of research and development, manufacturing and office space in Edison, New Jersey. The base rent under this lease, which was to expire December 31, 1999, was $93,550 per year. During February and March 1999, the Company renegotiated the terms of this lease, returned the manufacturing space and a portion of the office space under the lease, and entered into a new lease agreement for the approximately 4,982 square feet of research and development and office space remaining. Under the terms of the new lease, which will expire December 31, 2004, the base rent is $78,197 per year.

     In 1998, the Company began conducting certain pre-clinical research and development activities in facilities located at the Department of Veterans Affairs New Jersey Health Care System, East Orange, New Jersey ("VANJHCS"). Under the terms of an agreement with the VANJHCS, the Company paid fees based on its usage of the facility. During 1999, the Company completed its activities at the facility and terminated the agreement effective December 31, 1999.

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

EMPLOYMENT AGREEMENTS

         In 1996, the Company and its Chairman and Chief Executive Officer (the "Executive") entered into an employment agreement which expired on March 15, 1999. The agreement, which was amended effective as of January 1, 1997, provided for a base compensation of $160,000 per year, bonuses aggregating a maximum of $75,000 for 1997 based upon the attainment of certain goals and other additional compensation as may be determined by the Board of Directors (without his participation) in its sole discretion. The Board of Directors (without the Executive's participation) could also increase such base compensation in its sole discretion. In conjunction with a voluntary reduction in his base compensation, beginning November 1998, to $85,000 per year, the Executive was issued a total of 42,500 options to purchase the common stock of the Company. These options, the vesting of which was contingent on the number of months such base compensation was reduced, were fully vested on April 30, 1999.

         The expired agreement could be terminated for cause and contained proprietary information, invention and non-competition provisions which prohibited disclosure of any of the Company's proprietary information and precluded competition with the Company for two years after termination of employment.

         In 1999, a new agreement was signed. This agreement, which expires on March 15, 2002, provides for a base compensation of $170,000 per year, bonuses aggregating a maximum of $60,000 for any one year based upon the attainment of certain goals and other additional compensation as may be determined by the Board of Directors (without his participation) in its sole discretion. The Board of Directors (without the executive's participation) could also increase such base compensation in its sole discretion. The new agreement, which can be terminated for cause and contains proprietary information, invention and non-competition provisions which prohibit disclosure of any of the Company's proprietary information and preclude competition with the Company for two years after termination of employment, also provides for the payment of an amount upon the death or disability of the Executive. The agreement also provides for the grant of an option to purchase up to 150,000 shares of the Company's common stock, such option to vest over the period of the agreement.

         The Company has procured life insurance in the amount of $1 million to compensate it for the loss, through death or disability, of the Company's Chairman and Chief Executive Officer.

         Effective March 16, 1996, the Company entered into an employment agreement with its Vice President - Finance and Human Resources, for an indefinite term. The agreement, which was amended effective as of January 1, 1997, provides for a base compensation of $101,100 per year. The agreement may be terminated by either party at any time upon two weeks' prior notice and contains proprietary information, invention and non-
          competition provisions which prohibit disclosure of any of the Company's proprietary information and preclude competition with the Company for two years after termination of employment. In conjunction with a voluntary reduction in his base compensation, beginning November 1998, to $80,000 per year, the Vice President - Finance and Human Resources was issued a total of 10,000 options to purchase the common stock of the Company. Effective May 1, 1999, the base compensation of the Vice President - Finance and Human Resource was restored. The options, the vesting of which was contingent on the number of months such base compensation was reduced, were fully vested at April 30, 1999.

SUBSEQUENT EVENT

         As explained in the "Nature of Organization" section of the "Summary of Significant Accounting Policies" note, on December 6, 1999, the Company sold and issued 16,000 shares of its Series B Preferred stock for an aggregate price of $2,000,000. In addition, the investors received 1.6 million five-year warrants to purchase one share of Common Stock, each at an exercise price of $3.50 per share. The Company also entered into an investment banking agreement with a New York firm affiliated with certain of the investors, and issued the firm 500,000 Series B warrants.

         On January 28, 2000, the Company returned $700,000 of the $2,000,000 aggregate price received from the sale of the Series B Preferred. The original investment was made based, in part, on the Company's exclusive worldwide refractive surgery license agreement with Alcon which was unexpectedly terminated by Alcon on December 13, 1999. In light of the termination of the license agreement, and in order to resolve any possible disputes relating to the termination, the Company and the investors reevaluated the assumptions on which the original investment was made and determined that a return of a portion of the original investment was appropriate. The return of funds was made pursuant to an agreement, dated January 28, 2000, under which the Company received a return of a proportionate share of the Series B Preferred and Series B Warrants issued in the private placement. In connection with this agreement, the investment banking agreement entered into by the Company at the time of the original investment also was cancelled.

         The amount rescinded has been recorded as restricted cash and amount due investors in the accompanying financial statements. This amount was returned to the investors on January 28, 2000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information required by this item will be contained in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION.

The information required by this item will be contained in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item will be contained in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item will be contained in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

3.2 Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed on December 17,
       1999).

3.3    By-Laws of the  Registrant  (incorporated  herein by reference to Exhibit
       3.2 to the Registrant's Registration Statement on Form SB-2, Registration No. 333-3184).

3.4 Certificate of Designations of Series B Convertible Preferred Stock of Medjet Inc. (incorporated herein by reference to Exhibit 3.2 to the Registrant's Report on Form 8-K filed on December 17, 1999).

4.1 Subscription Agreement for Series B Convertible Preferred Stock and Warrants, dated as of December 3, 1999, by and among the Registrant and the "Investors" (as defined therein) (incorporated herein by reference to Exhibit 4.1 to the Registrant's Report on Form 8-K filed on December 17,
       1999).

4.2 Composite copy of Common Stock Purchase Warrant, dated December 3, 1999, by the Registrant in favor of the Investors (incorporated herein by reference to Exhibit 4.2 to the Registrant's Report on Form 8-K filed on December 17, 1999).

4.3 Registration Rights Agreement, dated December 3, 1999, by and among the Registrant and the Investors (incorporated herein by reference to Exhibit
       4.3 to the Registrant's Report on Form 8-K filed on December 17, 1999).

4.5 Investment Banking Agreement, dated December 3, 1999, between the Registrant and Adam Smith & Company, Inc. (incorporated herein by reference to Exhibit 3.2 to the Registrant's Report on Form 8-K filed on December 17, 1999).

*4.6 Settlement Agreement, dated January 28, 2000, by and among the Registrant and the Investors. *+10.1 Employment Agreement between the Registrant and Eugene I. Gordon, dated as of April 9, 1999. +10.2 The Medjet Inc. 1994 Stock Option Plan, as amended (incorporated herein by reference to
       Exhibit 10.6 to the Registrant's Registration Statement on Form SB-2, Registration No. 333-3184). 10.3 Agreement of Lease between the Registrant and Linpro Edison Land Limited, dated May 13, 1994 (incorporated herein by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form SB-2, Registration No. 333-3184).

10.4 First Amendment to Lease between the Registrant and BCE Associates, L.P., dated February 28, 1996 (incorporated herein by reference to Exhibit
       10.17 to the Registrant's Registration Statement on Form SB-2, Registration No. 333-3184).

10.5 Second Amendment to Lease between the Registrant and BCE Associates, L.P., dated December 13, 1996 (incorporated herein by reference to Exhibit 10.11 to the Registrant's Form 10-KSB for the year ended December 31, 1996).

*10.6 Third Amendment to Lease between the Registrant and BCE Associates, L.P., dated March 25, 1999.

10.17 Exclusive License Agreement, effective as of July 22, 1998, between the Company and Nestle S.A. (incorporated herein by reference to Exhibit 10 to the Registrant's Form 10-QSB for the quarter ended September 30,
       1998).

*11    Computation of Net (Loss) Per Common Share.

*24.1  Power of Attorney (included on signature page).

*27    Financial Data Schedule - December 31, 1999.

99.1 Press release of December 7, 1999, relating to the Private Placement (incorporated herein by reference to Exhibit 99.1 to the Registrant's Report on Form 8-K filed on December 17, 1999).

99.2 Press release of December 16, 1999, relating to the termination of the Alcon Agreement (incorporated herein by reference to Exhibit 99.2 to the Registrant's Report on Form 8-K filed on December 17, 1999).

--------------------------------------------------------------------------------
+ Management contract or compensatory plan or arrangement.
* Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Edison, State of New Jersey, on the 23rd day of March, 2000.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 23rd day of March, 2000.

            Signature                                          Title(s)
            ---------                                          --------

  /s/ Eugene I. Gordon                           Chairman of the Board and
  ----------------------------------------
  Eugene I. Gordon                               Chief Executive Officer

  /s/ Thomas M. Handschiegel                     Vice President - Finance and
  ----------------------------------------
      Thomas M. Handschiegel                     Human Resources

  /s/ Edward E. David, Jr.                       Director
  ----------------------------------------
      Edward E. David, Jr.

  /s/ William C. Hittinger                       Director
  ----------------------------------------
      William C. Hittinger

  /s/ Ronald B. Odrich                           Director
  ----------------------------------------
      Ronald B. Odrich

  /s/ Elias Snitzer                              Director
  ----------------------------------------
      Elias Snitzer

                                  EXHIBIT INDEX

Exhibit
Number                       Description of Document
-------                      -----------------------

   4.6 Settlement Agreement, dated January 28, 2000, by and among the Registrant and the Investors.

  10.1 Employment Agreement between the Registrant and Eugene I. Gordon, dated as of April 9, 1999.

  10.6  Third Amendment to Lease between the Registrant and
        BCE Associates, L.P., dated March 25, 1999.

    11  Computation of Net (Loss) Per Common Share.

  24.1  Power of Attorney (included on signature page).

    27  Financial Data Schedule - December 31, 1999.