Form 10QSB
period 2000-03-31
MEDJET INC
filed 2000-05-11
CIK 932265

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____


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

         As of May 8, 2000, 3,901,431 shares of Common Stock, par value $.001 per share, were outstanding.

         Transitional Small Business Disclosure Format:  Yes  |_|      No    |X|

                                   MEDJET INC.
                          (A Development Stage Company)
                         Condensed Interim Balance Sheet
                                 March 31, 2000
                                   (Unaudited)


                                     ASSETS

Current Assets:
     Cash and cash equivalents                                                 $     658,714
     Prepaid expenses                                                                 61,815
                                                                               --------------
             Total Current Assets                                                    720,529
                                                                               --------------

Property and Equipment - less accumulated depreciation of $334,915                   100,331
Patents and Trademarks - less accumulated amortization of $32,532                    203,812
Deferred tax asset                                                                   267,063
Security deposits                                                                      4,837
                                                                               --------------

             Total Assets                                                      $   1,296,572
                                                                               ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued liabilities                                  $     224,022
     Deferred revenues                                                               175,000
     Notes payable - Officer                                                         150,000
                                                                               --------------
             Total Liabilities                                                       549,022
                                                                               --------------

Stockholders' Equity:
     Common stock, $.001 par value, 30,000,000 shares authorized,
        3,935,220 shares issued and 3,901,431 shares outstanding                       3,935
     Preferred stock, $.01 par value, 1,000,000 shares authorized, 10,400 shares designated as Series B Convertible Preferred
        issued and outstanding                                                           104
     Additional paid-in capital                                                    7,365,932
     Accumulated deficit (including deficit accumulated during development stage of $8,125,391 of which $1,556,204 was applied to additional
        paid-in capital upon conversion from an "S" to a "C" corporation)         (6,620,721)
     Less: Treasury stock, 33,789 shares, at cost                                     (1,700)
                                                                               --------------
             Total Stockholders' Equity                                              747,550
                                                                               --------------

Total Liabilities and Stockholders' Equity                                     $   1,296,572
                                                                               ==============


            See notes to the condensed interim financial statements.

                                   MEDJET INC.
                          (A Development Stage Company)
                   Condensed Interim Statements of Operations
               For The Three Months Ended March 31, 2000 and 1999
  And The Period From December 16, 1993 (Date of Inception), to March 31, 2000
                                   (Unaudited)


                                           Three Months Ended               Period from
                                                March 31,                   December 16,
                                      ------------------------------    1993 (Inception) to
                                          2000             1999            March 31, 2000
                                      --------------   -------------    ---------------------
Revenues:
License fee income                    $           -    $    120,000      $           675,000
                                      --------------   -------------    ---------------------
Total revenues                                    -         120,000                  675,000
                                      --------------   -------------    ---------------------

Expenses:
Research, development,
     general and administrative             350,716         340,255                9,668,924
                                      --------------   -------------    ---------------------
Total expenses                              350,716         340,255                9,668,924
                                      --------------   -------------    ---------------------

Loss from Operations                       (350,716)       (220,255)              (8,993,924)

Other Income (Expense):
Net interest income                          10,992           2,592                  275,574
                                      --------------   -------------    ---------------------

Loss Before Income Tax                     (339,724)       (217,663)              (8,718,350)

Income tax                                        -               -                 (592,959)
                                      --------------   -------------    ---------------------
Net Loss                                   (339,724)       (217,663)              (8,125,391)
Dividends on Preferred Stock                      -               -                  184,923
                                      --------------   -------------    ---------------------

Net Loss Attributable to
Common Shareholders                   $    (339,724)   $   (217,663)     $        (8,310,314)
                                      ==============   =============    =====================

Net Loss Per Share                    $       (0.09)   $      (0.06)     $             (2.61)
                                      ==============   =============    =====================

Weighted average common
       shares outstanding                 3,901,431       3,881,158                3,189,565
                                      ==============   =============    =====================


            See notes to the condensed interim financial statements.

                                   MEDJET INC.
                          (A Development Stage Company)
                   Condensed Interim Statements of Cash Flows
               For The Three Months Ended March 31, 2000 and 1999
  And The Period From December 16, 1993 (Date of Inception), to March 31, 2000
                                   (Unaudited)


                                                                     For the Three Months Ended            Period from
                                                                              March 31,                   December 16,
                                                                 -----------------------------------   1993 (Inception) to
                                                                      2000               1999            March 31, 2000
                                                                 ----------------   ----------------   --------------------

Cash Flows from Operating Activities                             $      (311,266)   $      (115,777)     $      (7,610,626)

Cash Flows from Investing Activities                                     (43,769)            (8,486)              (753,594)

Cash Flows from Financing Activities                                     (50,000)                 -              9,022,934
                                                                 ----------------   ----------------   --------------------

Net Increase (Decrease) in Cash and Cash Equivalents                    (405,035)          (124,263)               658,714

             Cash and Cash Equivalents - Beginning of Period           1,063,749            343,594                      -
                                                                 ----------------   ----------------   --------------------

             Cash and Cash Equivalents - End of Period           $       658,714    $       219,331      $         658,714
                                                                 ================   ================   ====================


Supplemental Disclosures of Cash Flow Information:

Cash Paid for:
     Income taxes                                                $             -    $             -      $             600
                                                                 ================   ================   ====================
     Interest expense                                            $         3,811    $           150      $          29,296
                                                                 ================   ================   ====================


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

                  The Condensed Interim Financial Statements included herein reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of results to be expected for the entire year ending December 31, 2000.

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

NOTE C -          LICENSE AGREEMENT:

                  In July 1998, the Company entered into an agreement with Nestle S.A. ("Nestle") granting Nestle and its wholly owned subsidiary, Alcon Laboratories, Inc. ("Alcon"), an exclusive, worldwide license for the use of the Company's proprietary microjet technology for corneal refractive surgery. Under the terms of the agreement, Alcon was to make a best effort to obtain regulatory clearance or approval, manufacture, promote and market certain refractive microjet devices and consumables developed by the Company.

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

Item 2.           MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OR PLAN OF OPERATION

This Quarterly Report on Form 10-QSB, including any documents that are incorporated by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Generally, such statements are indicated by words or phrases such as "anticipate," "expect," "intend," "management believes" and similar words and phrases. Such statements are based on the Company's current expectations and are subject to risks, uncertainties and assumptions. Certain of these risks are described or referred to below or in the introduction to Part I of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, on file with the Securities and Exchange Commission, and are incorporated herein by this reference. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected, intended or believed.

GENERAL

The Company is engaged in research and development for manufacture of medical technology, with a current emphasis on ophthalmic surgical technology and equipment, and has developed a proprietary technology and derivative devices for corneal surgery based on microjets. The Company expects, during the remainder of 2000, assuming the appropriate regulatory clearances are obtained, to continue its research and development activities, focusing principally on ophthalmic surgical technology and equipment, and to offer for sale its first microjet microkeratome product. It also expects to commence early exploratory work on dental applications of microjet technology. The Company is a development stage company.

RESULTS OF OPERATIONS

The Company has not yet initiated sales of its products and, consequently, had no sales revenues during the three months ended March 31, 2000.

Total expenses during the three months ended March 31, 2000 increased by $10,461 (3.01%) to $350,716 from $340,255 for the comparable period of 1999. This was primarily due to an increase in legal fees, primarily related to the NJIT litigation (see "Legal Proceedings"), offset in part by staff reductions (to six full-time employees and one part-time employee from nine full-time employees and one part-time employee) as the Company continued to curtail certain operational activities in order to husband and stretch its existing capital. See "Liquidity and Capital Resources" below. Expenses were also higher during the 1999 period due to increased purchases for materials, testing and analysis and other higher costs associated with the higher level of activity.

Other income/expense consists of interest income, interest expense and finance charges. Net interest income for the three months ended March 31, 2000 increased by $8,400 to $10,992 from $2,592 for the comparable period of 1999. This increase resulted principally from income earned on the Company's short-term investments, which were higher in the 2000 period, reflecting the funds received through the Company's issuance of preferred stock and the sale of its New Jersey State tax credits. See "Liquidity and Capital Resources" below.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, the Company's working capital was $171,507.

Throughout the second half of 1998 and into 1999, the Company sought additional capital to finance its 1999 and 2000 business plans. Pending obtaining additional financing, the Company made the decision to curtail several operational activities as well as to downsize its employee base in order to husband and stretch its existing capital to the next financing. In October and November 1998, the Company dismissed 9 of its 19 employees and also significantly reduced the salary of the management group, in some cases by up to 50%. The specific goal was to reduce the Company's monthly expenditures by 60%, to approximately $100,000.

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

On January 28, 2000, the Company returned $700,000 of the $2,000,000 aggregate price received from the sale of the Series B Preferred. It was the Company's understanding that the original investment was made based, in part, on the Company's Agreement with Alcon which, as previously mentioned in this report, was unexpectedly terminated by Alcon on December 13, 1999. In light of the termination of the Agreement soon after the Series B Preferred closing, the Company and the investors reevaluated the assumptions on which the original investment was made and determined that the return of a portion of the original investment would resolve any possible disputes arising from the termination. The return of funds was made pursuant to an agreement, dated January 28, 2000, under which the Company received a return of a proportionate number of the Series B Preferred and Series B Warrants issued in the private placement. In connection with this agreement, the investment banking agreement entered into by the Company at the time of the original investment also was cancelled.

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

During March 1999, Dr. Gordon agreed to make available to the Company a loan of up to $250,000. Under the terms of this agreement, the Company issued to Dr. Gordon warrants to purchase up to 50,000 shares of the Company's Common Stock and agreed to pay a market interest rate on amounts borrowed. During 1999, amounts advanced under this agreement totaled $250,000. At December 31, 1999, $100,000 of this amount, plus accrued interest, had been repaid.

The Company anticipates that its cash on hand, plus the loan available from Dr. Gordon and the sale of its New Jersey State NOL Carryover and R&D Credits, will be sufficient to meet the Company's 2000 working capital and planned capital expenditure requirements. If, however, the Company incurs unexpected expenses, or if the remaining New Jersey NOL Carryover and R&D Credits are not sold as anticipated, the Company may require additional financing prior to the end of 2000 in order to maintain its current operations. The Company currently has no commitment or arrangement for any capital, and there can be no assurance whether or on what terms it will be able to obtain any needed capital. If additional financing is not available, the Company would be materially adversely affected and be required to further curtail or cease altogether its current operations.

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

In July 1998, the Company entered into an agreement with Nestle S.A. ("Nestle") pursuant to which the Company granted Nestle and its wholly owned subsidiary, Alcon Laboratories, Inc. ("Alcon"), an exclusive, worldwide license for the use of the Company's proprietary microjet technology for corneal refractive surgery. Under the terms of the license agreement ("Agreement"), Alcon was to make a best effort to register, manufacture, promote and market refractive microjet devices and consumables developed by the Company. Among other things, the Agreement provided for future payments based on the attainment of certain milestones, minimum royalty payments starting in the year 2000, royalties upon sales by Alcon of the Company's products and payments to the Company to cover the cost of the transfer to Alcon of the Company's technology, some of which payments were to be credited against future royalties owed to the Company. The Agreement was terminable on three months' notice and, on December 13, 1999, the Company received notice of Alcon's termination of the Agreement. Alcon offered no reason for the termination.

The Company had budgeted a minimum annual royalty payment from Nestle of $500,000 for the year 2000. Since Nestle has advised the Company that, based on its interpretation of the Agreement, no royalty is due, the Company plans to seek legal recourse against Nestle.

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

The Company has filed a patent application and is evaluating the potential use of water jets for treatment of dental caries. Initial feasibility tests have been promising and the Company believes this development program may yield a product with significant market potential.

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

If the Company does not enter into license or distribution arrangements with respect to its products, it may undertake the marketing and sale of its own products. In such event, the Company intends to market and sell its products in the United States and certain foreign countries, if and when regulatory approval is obtained, through a direct sales force or a combination of a direct sales force and distributors. The Company currently has no marketing organization and has never sold a product. Establishing sufficient marketing and sales capabilities will require significant resources. There can be no assurance that the Company will be able to recruit and retain skilled sales management, direct salespersons or distributors, or that the Company's marketing or sales efforts will be successful. To the extent that the Company enters into distribution arrangements for the sale of its products, the Company will be dependent on the efforts of third parties. There can be no assurance that such efforts will be successful.

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

NJIT had submitted a patent application relating to a different refractive corrective procedure based on the use of an isotonic water jet to the U.S. Patent and Trademark Office. That patent and a related divisional patent have recently issued. The three inventors of the subject of such patent application, one of which was Dr. Gordon, had assigned such patent application to NJIT as part of a dispute settlement in which NJIT agreed to grant an exclusive license to the Company of the patent rights under such patent application. That license was terminated by the Company based on its evaluation of the patent potential. In its U.S. District Court pleas, NJIT claims that the Company's Patent emanates from the earlier invention. Prior to being served with the complaint by NJIT, the Company and Dr. Gordon filed a complaint, on March 27, 1998, against NJIT in the Superior Court of the State of New Jersey, Middlesex County ("State Court"), seeking a declaratory judgment that NJIT had no ownership or other interest in the rights to the Company's Patent and seeking payment for damages. NJIT removed the Company's lawsuit to the U.S. District Court, seeking to have it consolidated with its lawsuit. The Company moved to have its suit remanded to the State Court and to have the NJIT lawsuit dismissed on the grounds that the federal court lacked jurisdiction over either action.

During October 1998, the lawsuit brought in U.S. District Court by NJIT was dismissed on jurisdictional grounds. In addition, the U.S. District Court also held that NJIT improperly removed the Company's state court action and ordered that action remanded to the state court. NJIT appealed the remand action and appealed the dismissal of its lawsuit brought in U.S. District Court. These appeals have been dismissed. On April 26, 1999, NJIT commenced a second action in U.S. District Court. NJIT alleged that the defendants failed to name a NJIT professor and/or a NJIT research associate as co-inventors of the Patent and breached fiduciary duties and contractual obligations owed to NJIT. As in the first federal court action, NJIT sought monetary damages, an order directing that the Company's Patent, foreign patents and patent applications be assigned and transferred to NJIT, a declaratory judgment that all of the claims of the Company's Patent are invalid and unenforceable against NJIT and an order amending the named inventors of the Company's Patent to include the NJIT professor and/or the NJIT research associate. Briefing to the federal court on the motion to dismiss the action against the Company, Dr. Gordon and the former employee of the Company is complete. No date for a ruling has been set.

With respect to the Company's lawsuit against NJIT, NJIT has asserted similar counterclaims and/or third party claims against each of the Company, Dr. Gordon, a former patent attorney for the Company, a former employee of the Company and certain patent law firms. A Summary Judgement in favor of the law firms has already issued. The discovery phase has now been completed. Based on the evidence, the Company is virtually certain that it's Patent is valid and enforceable and that the Company has substantial and valid defenses to each of NJIT's counterclaims. The Company has recently filed a Motion for Summary Judgement on the basis that NJIT has presented absolutely no evidence or testimony that support its claims. A hearing has been scheduled during May 2000. The Company believes that an unfavorable outcome is highly unlikely, and therefore no amounts have been accrued with respect to this lawsuit.

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

Dated:   May 11, 2000                                MEDJET INC.



                                                     /s/ Eugene I. Gordon
                                                     ---------------------------
                                                     Eugene I. Gordon, Ph.D.
                                                     Chairman of the Board and
                                                     Chief Executive Officer


                                                     /s/ Thomas M. Handschiegel
                                                     ---------------------------
                                                     Thomas M. Handschiegel
                                                     Vice President - Finance
                                                       and Human Resources
                                                     (Principal financial and
                                                       accounting officer)

                                INDEX TO EXHIBITS

EXHIBIT NO.                DESCRIPTION

      11       Statement regarding computation of per share earnings
      27       Financial Data Schedule