Form 10QSB
period 2000-06-30
MEDJET INC
filed 2000-07-21
CIK 932265

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2000

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934   For the transition period from ___ to ___

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

     As of July 17, 2000, 3,901,431shares of Common Stock, par value $.001 per share, were outstanding.

     Transitional Small Business Disclosure Format: Yes [ ]  No [X]

================================================================================

                                   MEDJET INC.
                          (A Development Stage Company)
                         Condensed Interim Balance Sheet
                                  June 30, 2000
                                   (Unaudited)


                                     ASSETS

Current Assets:
Cash and cash equivalents                                                          $   231,921
Prepaid expenses                                                                        89,666
                                                                                   -----------
             Total Current Assets                                                      321,587
                                                                                   -----------

Property and Equipment - less accumulated depreciation of $346,149                      90,303
Patents and Trademarks - less accumulated amortization of $33,652                      206,958
Deferred tax asset                                                                     267,063
Security deposits                                                                        4,837
                                                                                   -----------

             Total Assets                                                          $   890,748
                                                                                   ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued liabilities                                      $   178,736
     Deferred revenues                                                                 175,000
     Notes payable - Officer                                                           150,000
                                                                                   -----------

             Total Liabilities                                                         503,736
                                                                                   -----------

Stockholders' Equity:
     Common stock, $.001 par value, 30,000,000 shares authorized,
       3,935,220 shares issued and 3,901,431 shares outstanding                          3,935
     Preferred stock, $.01 par value, 1,000,000 shares authorized, 10,400 shares
       designated as Series B Convertible Preferred issued and outstanding                 104
     Additional paid-in capital                                                      7,365,932
     Accumulated deficit (including deficit accumulated during development stage of $8,485,929 of which $1,556,204 was applied to additional
       paid-in capital upon conversion from an "S" to a "C" corporation)            (6,981,259)
     Less: Treasury stock, 33,789 shares, at cost                                       (1,700)
                                                                                   -----------
             Total Stockholders' Equity                                                387,012
                                                                                   -----------

Total Liabilities and Stockholders' Equity                                         $   890,748
                                                                                   ===========


            See notes to the condensed interim financial statements.

                                   MEDJET INC.
                          (A Development Stage Company)
                   Condensed Interim Statements of Operations
            For The Three and Six Months Ended June 30, 2000 and 1999
   And The Period From December 16, 1993 (Date of Inception), to June 30, 2000
                                   (Unaudited)

                                                                                                    Period from
                                         Three Months Ended              Six Months Ended        December 16, 1993
                                              June 30,                       June 30,              (Inception) to
                                   -----------------------------  -----------------------------
                                        2000            1999           2000            1999        June 30, 2000
                                   ------------    ------------    ------------    ------------    -------------
Revenues:
License fee income                 $         --    $     55,000    $         --    $    175,000    $    675,000
                                   ------------    ------------    ------------    ------------    ------------
Total revenues                               --          55,000              --         175,000         675,000
                                   ------------    ------------    ------------    ------------    ------------

Expenses:
Research, development,
     general and administrative         363,222         390,916         713,938         731,171      10,032,146
                                   ------------    ------------    ------------    ------------    ------------
Total expenses                          363,222         390,916         713,938         731,171      10,032,146
                                   ------------    ------------    ------------    ------------    ------------

Loss from Operations                   (363,222)       (335,916)       (713,938)       (556,171)     (9,357,146)

Other Income (Expense):
Net interest income                       2,924           1,613          13,916           4,205         278,498
                                   ------------    ------------    ------------    ------------    ------------

       Loss Before Income Tax          (360,298)       (334,303)       (700,022)       (551,966)     (9,078,648)

              Income tax                    240             200             240             200        (592,719)
                                   ------------    ------------    ------------    ------------    ------------

  Net Loss                             (360,538)       (334,503)       (700,262)       (552,166)     (8,485,929)

Dividends on Preferred Stock                 --              --              --              --         184,923
                                   ------------    ------------    ------------    ------------    ------------

Net Loss Attributable to

Common Shareholders                $   (360,538)   $   (334,503)   $   (700,262)   $   (552,166)   $ (8,670,852)
                                   ============    ============    ============    ============    ============

Net Loss Per Share                 $      (0.09)   $      (0.09)   $      (0.18)   $      (0.14)   $      (2.69)
                                   ============    ============    ============    ============    ============

    Weighted average common and
   equivalent shares outstanding      3,901,431       3,891,855       3,901,431       3,886,536       3,217,694
                                   ============    ============    ============    ============    ============

            See notes to the condensed interim financial statements.

                                   MEDJET INC.
                          (A Development Stage Company)
                   Condensed Interim Statements of Cash Flows
                 For The Six Months Ended June 30, 2000 and 1999
   And The Period From December 16, 1993 (Date of Inception), to June 30, 2000
                                   (Unaudited)


                                                                  For the Six Months Ended      Period from
                                                                          June 30,           December 16, 1993
                                                                ---------------------------    (Inception) to
                                                                    2000           1999        June 30, 2000
                                                                ------------   ------------  -----------------

Cash Flows from Operating Activities                            $  (732,587)   $  (297,620)   $(8,031,947)

Cash Flows from Investing Activities                                (49,241)        (3,250)      (759,066)

Cash Flows from Financing Activities                                (50,000)          --        9,022,934
                                                                -----------    -----------    -----------

Net Increase (Decrease) in Cash and Cash Equivalents               (831,828)      (300,870)       231,921

              Cash and Cash Equivalents - Beginning of Period     1,063,749        343,594           --
                                                                -----------    -----------    -----------

              Cash and Cash Equivalents - End of Period         $   231,921    $    42,724    $   231,921
                                                                ===========    ===========    ===========

Supplemental Disclosures of Cash Flow Information:

              Cash paid for:
                   Income taxes                                 $       240    $       200    $       840
                                                                ===========    ===========    ===========
                   Interest expense                             $     8,252    $       168    $    33,737
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

          The Condensed Interim Financial Statements included herein reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2000.

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

RESULTS OF OPERATIONS

The Company has not yet initiated sales of its products and, consequently, had no sales revenues during the three or six months ended June 30, 2000 or the comparable periods in 1999.

Total expenses during the three months ended June 30, 2000 decreased by $27,694 (7.1%) to $363,222 from $390,916 for the comparable period of 1999. This was primarily due to a decrease in legal fees, principally related to the reduced activities in the NJIT litigation (see "Legal Proceedings"). This decrease was offset in part by increased purchases for materials, testing and analysis and other costs associated with continuing development activities.

During the six months ended June 30, 2000, total expenses decreased by $17,233 (2.4%) to $713,938 from $731,171 for the comparable period of 1999, generally for the same reasons as during the three-month period.

Other income/expense consists of interest income, interest expense and finance charges. Net interest income for the three months ended June 30, 2000 increased by $1,311 to $2,924 from $1,613 for the comparable period of 1999. This increase resulted principally from income earned on the Company's short-term investments, which were higher in the 2000 period, reflecting the funds received through the Company's issuance of preferred stock and the sale of its New Jersey State tax credits. See "Liquidity and Capital Resources" below.

For the six months ended June 30, 2000, net interest income increased by $9,711 to $13,916 from $4,205 for the comparable period of 1999 for the same reasons as during the three-month period.

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

In December 1999, the Company commenced a private placement of its Series B Convertible Preferred Stock at a price of $125 per share. The Preferred is convertible into 100 shares of Common Stock for each share of Preferred, subject to adjustment for any stock splits, stock dividends, recapitalizations, reclassifications and similar events. At the closing for this private placement, held on December 6, 1999, the Company sold and issued 16,000 shares of Preferred for an aggregate price of $2,000,000. In addition, the investors received five-year warrants to purchase 1,600,000 shares of Common Stock at an exercise price of $3.50 per share. The Company also entered into an investment banking agreement with a New York firm affiliated with certain of the investors, and issued the firm 500,000 warrants with the same terms.

On January 28, 2000, the Company returned $700,000 of the $2,000,000 aggregate price received from the sale of the Series B Preferred pursuant to an agreement, dated January 28, 2000, under which the Company received a return of a proportionate number of the Series B Preferred and Series B Warrants issued in the private placement. In connection with this agreement, the investment banking agreement entered into by the Company at the time of the original investment also was cancelled.

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

During March 1999, Eugene I. Gordon, Ph.D., the Company's Chairman and Chief Executive Officer, agreed to make available to the Company a loan of up to $250,000. Under the terms of this agreement, the Company issued to Dr. Gordon warrants to purchase up to 50,000 shares of the Company's Common Stock and agreed to pay a market interest rate on amounts borrowed. During 1999, amounts advanced under this agreement totalled $250,000. At December 31, 1999, $100,000 of this amount, plus accrued interest, had been repaid.

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

The Company had budgeted a minimum annual royalty payment from Nestle of $500,000 for the year 2000. While Nestle had advised the Company that, based on its interpretation of the Agreement, no royalty was due, discussions are currently being held and a settlement is expected shortly.

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

                           PART II - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

New Jersey Institute of Technology

On April 21, 1998, the Company was served with a complaint by the New Jersey Institute of Technology ("NJIT") commencing a lawsuit in the United States District Court for the District of New Jersey ("U.S. District Court"). Each of the Company, Eugene I. Gordon, Ph.D. (the Company's Chairman and Chief Executive Officer), a former employee of the Company, certain patent law firms and an individual patent attorney were named as defendants. The complaint alleged that the defendants, with deceptive intent, failed to name an NJIT professor and/or NJIT research associate as a co-inventor on the Company's U.S. Patent No. 5,556,406 on the "Lamellar Surgical Device and Procedure" (the "Patent") and breached fiduciary duties and contractual obligations owed to NJIT. The complaint sought monetary damages from the Company and an order directing that the Company's Patent (and corresponding foreign patents and patent applications) be assigned and transferred to NJIT. It further sought an order that NJIT has not infringed any claims of such Patent and a declaratory judgement that all of the Company's claims under such Patent are invalid and unenforceable against NJIT.

NJIT had submitted a patent application relating to a different refractive corrective procedure based on the use of an isotonic waterjet to the U.S. Patent and Trademark Office. That patent and a related divisional patent have recently issued. The three inventors of the subject of such patent application, one of which was Dr. Gordon, had assigned such patent application to NJIT as part of a dispute settlement in which NJIT agreed to grant an exclusive license to the Company of the patent rights under such patent application. That license was terminated by the Company based on its evaluation of the patent potential. In its U.S. District Court pleas, NJIT claimed that the Company's Patent emanates from the earlier invention. Prior to being served with the complaint by NJIT, the Company and Dr. Gordon filed a complaint, on March 27, 1998, against NJIT in the Superior Court of the State of New Jersey, Middlesex County ("State Court"), seeking a declaratory judgement that NJIT had no ownership or other interest in the rights to the Company's Patent and seeking payment for damages. NJIT removed the Company's lawsuit to the U.S. District Court, seeking to have it consolidated with its lawsuit. The Company moved to have its suit remanded to the State Court and to have the NJIT lawsuit dismissed on the grounds that the federal court lacked jurisdiction over either action.

During October 1998, the lawsuit brought in U.S. District Court by NJIT was dismissed on jurisdictional grounds. In addition, the U.S. District Court also held that NJIT improperly removed the Company's state court action and ordered that action remanded to the state court. NJIT appealed the remand action and appealed the dismissal of its lawsuit brought in U.S. District Court. These appeals were dismissed. On April 26, 1999, NJIT commenced a second action in U.S. District Court. NJIT alleged that the defendants failed to name a NJIT professor and/or a NJIT research associate as co-inventors of the Patent and breached fiduciary duties and contractual obligations owed to NJIT. As in the first federal court action, NJIT sought monetary damages, an order directing that the Company's Patent, foreign patents and patent applications be assigned and transferred to NJIT, a declaratory judgement that all of the claims of the Company's Patent are invalid and unenforceable against NJIT and an order amending the named inventors of the Company's Patent to include the NJIT professor and/or the NJIT research associate. On June 30, 2000, the motion by Medjet to dismiss the action against the Company, Dr. Gordon and the former employee of the Company was granted by the U.S. District Court. On July 13, 2000, NJIT appealed the June 30, 2000 order dismissing the second federal action. NJIT's appeal does not alter the Company's position that the June 30, 2000 order was correct.

With respect to the Company's lawsuit against NJIT, NJIT has asserted similar counterclaims and/or third party claims against each of the Company, Dr. Gordon, a former patent attorney for the Company, a former employee of the Company and certain patent law firms. A Motion for Summary Judgement in favor of the former patent attorney and the law firms was previously granted and, on May 22, 2000, the Superior Court of New Jersey granted the Company's Motion for Summary Judgement, dismissing NJIT's claims to ownership of the Patent. The Company will seek damages from NJIT. On June 30, 2000, NJIT filed a Motion for Reconsideration of the judge's ruling arguing primarily that the lawsuit should be heard in U.S. District Court but also questioning the judge's decision to dismiss the lawsuit.

Other

On April 16, 1999, the Company was served with a complaint commencing a lawsuit in the United States District Court for the District of New Jersey by Robert G. Donovan, a former officer and director, seeking payment of $129,500 for services alleged to have been performed by Mr. Donovan as a temporary Co-President for the Company. A compensation package approved by the Company's Board of Directors and offered by the Company previously had been rejected by Mr. Donovan. The Company believes the probability of a significant unfavorable outcome is remote.

Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           None

Item 3.    DEFAULTS UPON SENIOR SECURITIES

           None

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of stockholders was held on June 23, 2000. The only proposal submitted by the Board of Directors to the stockholders for consideration was the election of directors.

As to the election of directors, the number of votes cast in favor of each nominee was as follows:

    Eugene I. Gordon, Ph.D.        4,065,219 votes for and 12,325 votes withheld
    Edward E. David, Jr., Sc.D.    4,064,269 votes for and 13,275 votes withheld
    William C. Hittinger           4,064,269 votes for and 13,275 votes withheld
    Ronald B. Odrich, D.D.S.       4,065,219 votes for and 12,325 votes withheld
    Elias Snitzer, Ph.D.           4,064,269 votes for and 13,275 votes withheld


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


Dated:   July 21, 2000            MEDJET INC.



                                  /s/ Eugene I. Gordon
                                  ----------------------------------------------
                                  Eugene I. Gordon, Ph.D.
                                  Chairman of the Board and
                                    Chief Executive Officer



                                  /s/ Thomas M. Handschiegel
                                  ----------------------------------------------
                                  Thomas M. Handschiegel
                                  Vice President - Finance and
                                    Human Resources
                                  (Principal financial and accounting officer)

                                INDEX TO EXHIBITS

EXHIBIT NO.                        DESCRIPTION

    11       Statement regarding computation of per share earnings
    27       Financial Data Schedule