Form 10QSB
period 2000-09-30
MEDJET INC
filed 2000-10-27
CIK 932265

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____

                         Commission File Number: 1-11765

                                   MEDJET INC.
        (Exact name of Small Business Issuer as Specified in its Charter)

              DELAWARE                                   22-3283541
(State or Other Jurisdiction of                        I.R.S. Employer
 Incorporation or Organization)                      (Identification No.)


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

         As of October 26, 2000, 3,901,431 shares of Common Stock, par value $.001 per share, were outstanding.

         Transitional Small Business Disclosure Format:  Yes |_|  No  |X|




================================================================================

                                   MEDJET INC.
                          (A Development Stage Company)
                         Condensed Interim Balance Sheet
                               September 30, 2000
                                   (Unaudited)


                                     ASSETS

Current Assets:
Cash and cash equivalents                                                       $        61,066
Prepaid expenses                                                                         69,296
                                                                                ---------------
              Total Current Assets                                                      130,362
                                                                                ---------------

Property and Equipment - less accumulated depreciation of $357,520                       80,248
Patents and Trademarks - less accumulated amortization of $25,659                       229,418
Deferred tax asset                                                                      267,063
Security deposits                                                                         6,237
                                                                                ---------------

              Total Assets                                                      $       713,328
                                                                                ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued liabilities                                   $       143,952
                                                                                ---------------

              Total Liabilities                                                         143,952
                                                                                ---------------

Stockholders' Equity:
     Common stock, $.001 par value, 30,000,000 shares authorized,
       3,935,220 shares issued and 3,901,431 shares outstanding                           3,935
     Preferred stock, $.01 par value, 1,000,000 shares authorized, 10,400 shares
       designated as Series B Convertible Preferred issued and outstanding                  104
     Additional paid-in capital                                                       7,365,932
     Accumulated deficit (including deficit accumulated during development stage of $8,303,565 of which $1,556,204 was applied to additional
       paid-in capital upon conversion from an "S" to a "C" corporation)             (6,798,895)
     Less: Treasury stock, 33,789 shares, at cost                                        (1,700)
                                                                                ---------------
              Total Stockholders' Equity                                                569,376
                                                                                ---------------

Total Liabilities and Stockholders' Equity                                      $       713,328
                                                                                ===============


   See notes to the condensed interim financial statements.

                                    MEDJET INC.
                          (A Development Stage Company)
                    Condensed Interim Statements of Operations
          For The Three and Nine Months Ended September 30, 2000 and 1999
 And The Period From December 16, 1993 (Date of Inception) to September 30, 2000
                                       (Unaudited)



                                          Three Months Ended              Nine Months Ended          Period from
                                             September 30,                   September 30,           December 16,
                                    ---------------------------    ----------------------------   1993 (Inception) to
                                        2000          1999            2000             1999       September 30, 2000
                                    ------------   ------------    ------------    ------------  --------------------
Revenues:
License fee income                  $    525,000   $       --      $    525,000    $    175,000    $  1,200,000
                                    ------------   ------------    ------------    ------------    ------------
Total revenues                           525,000           --           525,000         175,000       1,200,000
                                    ------------   ------------    ------------    ------------    ------------

Expenses:
Research, development,
     general and administrative          344,065        355,675       1,058,003       1,086,846      10,376,211
                                    ------------   ------------    ------------    ------------    ------------
Total expenses                           344,065        355,675       1,058,003       1,086,846      10,376,211
                                    ------------   ------------    ------------    ------------    ------------

Income (Loss) from Operations            180,935       (355,675)       (533,003)       (911,846)     (9,176,211)

Other Income (Expense):
Net interest income (expense)              1,429         (2,618)         15,345           1,587         279,927
                                    ------------   ------------    ------------    ------------    ------------

  Income (Loss) Before Income Tax        182,364       (358,293)       (517,658)       (910,259)     (8,896,284)

              Income tax                    --             --               240             200        (592,719)
                                    ------------   ------------    ------------    ------------    ------------

Net Income (Loss)                        182,364       (358,293)       (517,898)       (910,459)     (8,303,565)

Dividends on Preferred Stock                --             --              --              --           184,923
                                    ------------   ------------    ------------    ------------    ------------

Net Income (Loss) Attributable to
        Common Shareholders         $    182,364   $   (358,293)   $   (517,898)   $   (910,459)   $ (8,488,488)
                                    ============   ============    ============    ============    ============

Net Income (Loss) Per Share         $       0.05   $      (0.09)   $      (0.13)   $      (0.23)   $      (2.64)
                                    ============   ============    ============    ============    ============

      Weighted average common
        shares outstanding             3,901,431      3,901,431       3,901,431       3,891,555       3,217,694
                                    ============   ============    ============    ============    ============


            See notes to the condensed interim financial statements.

                                   MEDJET INC.
                          (A Development Stage Company)
                   Condensed Interim Statements of Cash Flows
              For The Nine Months Ended September 30, 2000 and 1999
 And The Period From December 16, 1993 (Date of Inception) to September 30, 2000
                                   (Unaudited)


                                                                          For the Nine Months Ended         Period from
                                                                                September 30,               December 16,
                                                                        -----------------------------   1993 (Inception) to
                                                                            2000            1999        September 30, 2000
                                                                        ------------    -------------   ------------------
Cash Flows from Operating Activities                                    $   (736,257)   $    (550,624)  $       (8,035,617)

Cash Flows from Investing Activities                                         (66,426)          (6,520)            (776,251)

Cash Flows from Financing Activities                                        (200,000)         225,000            8,872,934
                                                                        ------------    -------------   ------------------

Net Increase (Decrease) in Cash and Cash Equivalents                      (1,002,683)        (332,144)              61,066

              Cash and Cash Equivalents - Beginning of Period              1,063,749          343,594                    -
                                                                        ------------    -------------   ------------------

              Cash and Cash Equivalents - End of Period                 $     61,066    $      11,450   $           61,066
                                                                        ============    =============   ==================

Supplemental Disclosures of Cash Flow Information:

              Cash paid for:
                   Income taxes                                         $        240    $         200   $          (592,719)
                                                                        ============    =============   ===================
                   Interest expense                                     $      9,365    $       2,867   $            61,342
                                                                        ============    =============   ===================


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

         The Condensed Interim Financial Statements included herein reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2000.

NOTE B - NET INCOME (LOSS) PER SHARE:

         Net income (loss) per share, in accordance with the provisions of Financial Accounting Standards No. 128, "Earnings Per Share," is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the period. Common Stock equivalents have not been included in this computation as the effect would be anti-dilutive for the three-month period ended September 30, 2000.

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

         Among other things, the agreement provided for future payments based on the attainment of certain milestones, minimum royalty payments starting in the year 2000, royalties upon sales by Alcon of the Company's products and payments to the Company to cover the cost of the transfer to Alcon of the Company's technology, some of which payments were to be credited against future royalties owed to the Company. The Agreement was terminable on three months' notice and, on December 13, 1999, the Company received notice of Alcon's termination of the Agreement. On July 20, 2000 the Company and Alcon reached an agreement on the terms of the termination with Alcon paying part of the year 2000 minimum royalty.

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

GENERAL

The Company is engaged in research and development for manufacture of medical technology, with a current emphasis on ophthalmic surgical technology and equipment, and has developed a proprietary technology and derivative devices for corneal surgery based on microjets. The Company expects, during the remainder of 2000, assuming the appropriate regulatory clearances are obtained, to continue its research and development activities, focusing principally on ophthalmic surgical technology and equipment, and to offer for sale its first microjet microkeratome product. It also expects to commence exploratory work on dental applications of microjet technology during 2001. The Company is a development stage company.

RESULTS OF OPERATIONS

The Company has not yet initiated sales of its products and, consequently, had no sales revenues during the three or nine months ended September 30, 2000 or the comparable periods in 1999. In connection with a settlement agreement dated July 20, 2000 between the Company and Alcon, the license agreement was terminated, each party agreed to drop all claims against each other arising out of the license agreement and a payment in the amount of $350,000 was made by Alcon to the Company during the three months ended September 30, 2000. In addition, payments totaling $175,000 previously made by Alcon to the Company which were to be credited against future royalties owed to the Company were retained by the Company. Both amounts have been reflected as License Fee Income in the accompanying Condensed Interim Financial Statements.

Total expenses during the three months ended September 30, 2000 decreased by $11,610 (3.3%) to $344,065 from $355,675 for the comparable period of 1999. This was primarily due to a decrease in legal fees, principally related to the reduced activities in the NJIT litigation (see "Legal Proceedings"), offset in part by increased purchases for materials, testing and analysis and other costs associated with continuing development activities.

During the nine months ended September 30, 2000, total expenses decreased by $378,843 (41.54%) to $533,003 from $911,846 for the comparable period of 1999, generally for the same reasons as during the three-month period.

Other income/expense consists of interest income, interest expense and finance charges. Net interest income for the three months ended September 30, 2000 was $1,429 compared to net interest expense of ($2,618) for the comparable period of 1999. This increase resulted principally from income earned on the Company's short-term investments, which were higher in the 2000 period, reflecting the funds received through the Company's issuance of preferred stock, the sale of its New Jersey State tax credits and the funds received from Alcon. See "Liquidity and Capital Resources" below.

For the nine months ended September 30, 2000, net interest income increased by $13,758 to $15,345 from $1,587 for the comparable period of 1999 for the same reasons as during the three-month period.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, the Company's working capital was $61,066. A Line of Credit, from Dr. Eugene I. Gordon for $250,000 is available to be drawn on when needed.

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

In January 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss ("NOL") Carryover and Research and Development Tax Credits ("R&D Credits") to corporate taxpayers in New Jersey. During 1999, the Company entered into an agreement under which it retained a third party broker to identify a buyer for the Company's NOL Carryover and R&D Credits. The total anticipated net proceeds of this transaction ($594,209) were recorded as a non-current deferred tax asset in the accompanying financial statements. Due to limitations placed by the State of New Jersey on the total amount of NOL Carryover and R&D Credits eligible to be sold in any one year, the sale of only a portion of the Company's NOL Carryover and R&D Credits ($327,000) was completed in 1999. The receipt of these funds, on December 16, 1999, was recorded as a reduction to the non-current deferred tax asset in the accompanying financial statements. Based on current practice the sale of the remaining balance of the Company's NOL Carryover and R&D Credits is anticipated by the end of the fourth quarter of 2000. To the extent that the NOL Carryover and R&D Credits are sold, they will be unavailable to the Company to offset future New Jersey State taxes.

During March 1999, Eugene I. Gordon, Ph.D., the Company's Chairman and Chief Executive Officer, agreed to make available to the Company a loan of up to $250,000. Under the terms of this agreement, the Company issued to Dr. Gordon warrants to purchase up to 50,000 shares of the Company's Common Stock and agreed to pay a market interest rate on amounts borrowed. During 1999, amounts advanced under this agreement totaled $250,000. At December 31, 1999, $100,000 of this amount, plus accrued interest, had been repaid. At September 30, 2000, the balance of the loan, plus accrued interest, had been repaid. The Company will be reactivating the line of credit in mid October, to support cash flow until the arrival of the sale of the remaining balance of NOL R & D tax credits from the Company.

The Company anticipates that its cash on hand, plus the loan available from Dr. Gordon and the sale of its New Jersey State NOL Carryover and R&D Credits, will be sufficient to meet the Company's 2000 working capital and planned capital expenditure requirements. If, however, the Company incurs unexpected expenses, or if the remaining New Jersey NOL Carryover and R&D Credits are not sold as anticipated, the Company may require additional financing prior to the end of 2000 in order to maintain its current operations. The Company currently has no commitment or arrangement for any capital, and there can be no assurance whether or on what terms it will be able to obtain any needed capital. If additional financing were not available, the Company would be materially adversely affected and be required to further curtail or cease altogether its current operations.

During the remainder of 2000, the Company intends to seek additional funding in order to accelerate its product development efforts and augment its working capital.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company has been in the development stage and has not sold any products. To date, the Company's research and development activities on vision correction have been limited to constructing and testing experimental versions of microkeratomes for eye surgery and conducting a limited number of feasibility studies using enucleated porcine, rabbit and human cadaver eyes and live rabbits to prove that the beam of water can smoothly incise and shape the anterior surface of the cornea and that the cornea will heal properly after the surgery. The Company has constructed and successfully tested and demonstrated a handheld microkeratome and associated pump and sterilization system. The uniformity, smoothness and accuracy greatly exceeds what is currently achieved with blade type microkeratomes Human blind eye trials are anticipated to begin in the first half of 2001. Assuming success in these trials, the Company plans to introduce a microkeratome hinged flap microkeratome product in the fall of 2001.

In July 1998, the Company entered into an agreement with Nestle S.A. ("Nestle") pursuant to which the Company granted Nestle and its wholly owned subsidiary, Alcon Laboratories, Inc. ("Alcon"), an exclusive, worldwide license for the use of the Company's proprietary microjet technology for corneal refractive surgery. Under the terms of the license agreement ("Agreement"), Alcon was to make a best effort to register, manufacture, promote and market refractive microjet devices and consumables developed by the Company. Among other things, the Agreement provided for future payments based on the attainment of certain milestones, minimum royalty payments starting in the year 2000, royalties upon sales by Alcon of the Company's products and payments to the Company to cover the cost of the transfer to Alcon of the Company's technology, some of which payments were to be credited against future royalties owed to the Company. The Agreement was terminable on three months' notice and, on December 13, 1999, the Company received notice of Alcon's termination of the Agreement. In connection with a settlement agreement dated July 20, 2000 between the Company and Alcon, the Agreement was terminated, each party agreed to drop all claims against each other arising out of the Agreement and a payment in the amount of $350,000 was made by Alcon to the Company. In addition, payments totaling $175,000 previously made by Alcon to the Company which were to be credited against future royalties owed to the Company were retained by the Company.

Following the termination the Company has developed a handheld waterjet microkeratome for clinical use. This is a fully functional, self-contained device. It has demonstrated the ability to safely and accurately produce uniform thickness hinged flaps for the LASIK procedure. Although the Company currently intends to undertake the manufacture and marketing of its microjet products, it continues to have discussions with several potential strategic partners. These discussions are in the early stages, and no formal understanding or agreement has been reached with any potential strategic partner. The Company's objective in entering into any such arrangements would be to obtain adequate funding to support development of other products, in addition to their manufacture, promotion and marketing. In such event, the Company would be subject to the risks and uncertainties described under "Additional Factors That May Affect Future Results - No Manufacturing Experience; Dependence on Third Parties," in the Company's Annual Report on Form 10-KSB, which information is incorporated herein by reference.

The Company has filed a patent application that has been allowed and is evaluating the potential use of waterjets for treatment of dental caries. Initial feasibility tests have been promising and the Company believes this development program may yield a product with significant market potential.

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

If the Company does not enter into distribution arrangements with respect to its products, it may undertake the marketing and sale of its own products. In such event, the Company intends to market and sell its products in the United States and certain foreign countries, if and when regulatory approval is obtained, through a direct sales force or a combination of a direct sales force and distributors. The Company currently has no marketing organization and has never sold a product. Establishing sufficient marketing and sales capabilities will require significant resources. There can be no assurance that the Company will be able to recruit and retain skilled sales management, direct salespersons or distributors, or that the Company's marketing or sales efforts will be successful. To the extent that the Company enters into distribution arrangements for the sale of its products, the Company will be dependent on the efforts of third parties. There can be no assurance that such efforts will be successful.


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

NJIT had submitted a patent application relating to a different refractive corrective procedure based on the use of an isotonic waterjet to the U.S. Patent and Trademark Office. That patent and a related divisional patent have recently issued. The three inventors of the subject of such patent application, one of which was Dr. Gordon, had assigned such patent application to NJIT as part of a dispute settlement in which NJIT agreed to grant an exclusive license to the Company of the patent rights under such patent application. That license was terminated by the Company based on its evaluation of the effectiveness of the device. In its U.S. District Court pleas, NJIT claimed that the Company's Patent emanates from the earlier invention. Prior to being served with the complaint by NJIT, the Company and Dr. Gordon filed a complaint, on March 27, 1998, against NJIT in the Superior Court of the State of New Jersey, Middlesex County ("State Court"), seeking a declaratory judgement that NJIT had no ownership or other interest in the rights to the Company's Patent and seeking payment for damages. NJIT removed the Company's lawsuit to the U.S. District Court, seeking to have it consolidated with its lawsuit. The Company moved to have its suit remanded to the State Court and to have the NJIT lawsuit dismissed on the grounds that the federal court lacked jurisdiction over either action.

During October 1998, the lawsuit brought in U.S. District Court by NJIT was dismissed on jurisdictional grounds. In addition, the U.S. District Court also held that NJIT improperly removed the Company's state court action and ordered that action remanded to the state court. NJIT appealed the remand action and appealed the dismissal of its lawsuit brought in U.S. District Court. These appeals were dismissed. On April 26, 1999, NJIT commenced a second action in U.S. District Court. NJIT alleging that the defendants failed to name a NJIT professor and/or a NJIT research associate as co-inventors of the Patent and breached fiduciary duties and contractual obligations owed to NJIT. As in the first federal court action, NJIT sought monetary damages, an order directing that the Company's Patent, foreign patents and patent applications be assigned and transferred to NJIT, a declaratory judgement that all of the claims of the Company's Patent are invalid and unenforceable against NJIT and an order amending the named inventors of the Company's Patent to include the NJIT professor and/or the NJIT research associate. On June 30, 2000, the motion by the Company to dismiss the action against the Company, Dr. Gordon and the former employee of the Company was granted by the U.S. District Court. On July 13, 2000, NJIT appealed the June 30, 2000 order dismissing the second federal action in the Federal Circuit Court of Appeals. NJIT's appeal does not alter the Company's position that the June 30, 2000 order was correct.

With respect to the Company's lawsuit against NJIT, NJIT has asserted similar counterclaims and/or third party claims against each of the Company, Dr. Gordon, a former patent attorney for the Company, a former employee of the Company and certain patent law firms. A Motion for Summary Judgement in favor of the former patent attorney and the law firms was previously granted and, on May 22, 2000, the Superior Court of New Jersey granted the Company's Motion for Summary Judgement, dismissing NJIT's claims to ownership of the Patent. On June 30, 2000, NJIT filed a Motion for Reconsideration of the judge's ruling arguing primarily that the lawsuit should be heard in U.S. District Court but also questioning the judge's decision to dismiss the lawsuit. The US District Court lawsuit was dismissed. The Motion for reconsideration in the State court was also dismissed. The Company subsequently filed a second Motion for Summary Judgement to dismiss additional claims that the company, Dr. Gordon and the third party defendants, among other things, breached fiduciary duties. This Motion was based on the ruling by the judge overturning NJIT's claims of ownership. That Motion was heard by a new judge who decided to await the outcome of NJIT's appeal of the US District Court's dismissal.

Other

On April 16, 1999, the Company was served with a complaint commencing a lawsuit in the United States District Court for the District of New Jersey by Robert G. Donovan, a former officer and director, seeking payment of $129,500 for services alleged to have been performed by Mr. Donovan as a temporary Co-President for the Company. Mr. Donovan had rejected a compensation package approved by the Company's Board of Directors and offered by the Company previously. The Company believes the probability of a significant unfavorable outcome is remote.


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

Dated:   October 26, 2000                   MEDJET INC.


                                            /s/ Eugene I. Gordon
                                            ------------------------------------
                                            Eugene I. Gordon, Ph.D.
                                            Chairman of the Board and
                                              Chief Executive Officer


                                            /s/ Cheryl A. Blake
                                            -----------------------------------
                                            Cheryl A. Blake
                                            Vice President - Finance and
                                            Human Resources
                                            (Principal financial and accounting
                                            officer)

                                INDEX TO EXHIBITS



EXHIBIT NO.                DESCRIPTION

   11              Statement regarding computation of per share earnings
   27              Financial Data Schedule