Form 10KSB
period 2000-12-31
MEDJET INC
filed 2001-04-12
CIK 932265

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB
(Mark One)
              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                        Commission File Number : 1-11765

                                   MEDJET INC.
                 ( Name of Small Business Issuer in its Charter)


           Delaware                                      22-3283541
 (State or of Incorporation or              (I.R.S. Employer Identification No.)
Organization Other Jurisdiction)

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

     Issuer's revenues for the fiscal year ended December 31, 2000 were $525,000.

     The aggregate market value of the voting stock held by non-affiliates of the Issuer as of March 16, 2001 was approximately $1,564,256.

     As of December 31, 2000, 3,935,220 shares of the Issuer's Common Stock, par value $0.001 per share, were outstanding. Transitional Small Business Disclosure Format (check one): Yes___ No _X_ .


================================================================================

================================================================================


                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I
ITEM I. DESCRIPTION OF BUSINESS ...........................................  1
     Overview .............................................................  1
     Applications of Company Technology ...................................  2
           Ophthalmology ..................................................  2
           Dental .........................................................  3
     Research and Development .............................................  4
     Patents ..............................................................  4
     Regulation ...........................................................  4
           FDA Regulation .................................................  4
           Other U.S. Government Regulation ...............................  5
           Foreign Government Regulation ..................................  6
     Competition ..........................................................  6
     Employees ............................................................  7
ITEM 2. DESCRIPTION OF PROPERTY ...........................................  7
ITEM 3. LEGAL PROCEEDINGS .................................................  7
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...............  8

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND
   RELATED STOCKHOLDER MATTERS ............................................  8
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
   OR PLAN OF OPERATION ...................................................  8
ITEM 7. FINANCIAL STATEMENTS .............................................. 17
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
   ON ACCOUNTING AND FINANCIAL DISCLOSURE ................................. 31

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
   PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
   EXCHANGE ACT ........................................................... 31
ITEM 10. EXECUTIVE COMPENSATION ........................................... 33
ITEM 11. SECURITY OWNERSHIP OF CERTAIN
   BENEFICIAL OWNERS AND MANAGEMENT ....................................... 35
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ................... 36
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K ................................. 36


================================================================================

This report contains forward-looking statements within the meaning of the federal securities laws. These include statements about the Company's expectations, beliefs, intentions or strategies for the future, which and indicated by words or phrases such as "believes", "anticipates," "expects," "intends," "plans," "will," "estimates"," and similar words. These forward-looking statements are based on the Company's current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Description of Business" and "Management's Discussion and Analysis or Plan of Operation." The Company's actual results may differ materially from results anticipated in these forward-looking statements. These forward-looking statements are based on information currently available to the Company, and we assume no obligation to update them.

                                     PART I

ITEM I. DESCRIPTION OF BUSINESS.

Overview

Medjet Inc. (the "Company") is engaged in research and development of medical technology. The Company expects to introduce its first product during the year 2001. The plan for the Company has been to develop products based on its platform technology and then to license these until its income is adequate to support manufacturing and marketing activities on new products. The initial emphasis has been on ophthalmic surgical technology and equipment. The Company has developed a proprietary patented technology platform and derivative devices for vision-correction surgery of the cornea. The technology is based on small-diameter, liquid microjets moving at various speeds above supersonic, depending on the specific application. For cutting, the beam is scanned across the tissue to be cut. In each application, the scanned microjet beam substitutes for lasers or conventional metal, sapphire or diamond oscillating blades.

The Company has been in the development stage and has not sold any products. To date, the Company's research and development activities on vision correction have been limited to constructing and testing experimental versions of microkeratomes for eye surgery and conducting a limited number of feasibility studies, using enucleated porcine, rabbit and human cadaver eyes and live rabbits eyes to prove that the beam of water can smoothly incise and shape the anterior surface of the cornea and that the cornea will heal properly after the surgery. Human blind eye trials are anticipated to begin in the third quarter of 2001. Assuming success in these trials, the Company plans to introduce a microkeratome product in 2002.

In July 1998, the Company entered into an agreement with Nestle S.A. ("Nestle") pursuant to which the Company granted Nestle and its wholly owned subsidiary, Alcon Laboratories, Inc. ("Alcon"), an exclusive, worldwide license for the use of the Company's proprietary microjet technology for corneal refractive surgery. The agreement was terminable on three months' notice and, on December 13, 1999, the Company received notice of Alcon's termination of the agreement. Alcon offered no reason for the termination. In July 2000, the Company and Alcon settled differences relating to the termination conditions and Alcon paid Medjet $350,000 and forgave a loan to Medjet of $175,000.

The Company has assessed its plans for ophthalmologic applications for its microjet technology in light of the termination of the Alcon agreement. The Company currently intends to undertake the manufacture and marketing of its microjet products but it continues to have discussions with several potential strategic partners and is investigating joint ventures for larger-scale manufacturing, marketing and distribution. These discussions are in the early stages, and no formal understanding or agreement has been reached with any potential strategic partner. The Company has been awarded a patent on the use of treatment of dental caries and a second patent is pending. Initial feasibility tests have been promising and the Company believes this development program may yield a product with significant market potential. See "Management's Discussion and Analysis or Plan of Operation."

The Company was incorporated under the laws of the State of Delaware on December 16, 1993. Its offices are located at 1090 King Georges Post Road, Suite 301, Edison, New Jersey 08837;and its telephone number is (732) 738-3990.

Applications of Company Technology

The Company believes that the microjet used for tissue separation or shaping produces less tissue trauma and is potentially more accurate than blades or lasers. The Company also believes that such microjets will bring new surgical capability and performance to the clinic or operating room and may become the standard of care for the treatment of several diseases and conditions. The Company's current focus has been on applications in ophthalmology but believes that its proprietary microjet technology has additional surgical applications. Although only limited studies of such other applications have been carried out to date, specific applications currently being investigated include ophthalmology and dentistry. The Company intends to develop additional product applications, provided adequate funds become available.

Ophthalmology

The cornea is the clear window that, in addition to allowing light into the eye for the purpose of vision, provides most of the focusing power of the vision system of the eye. The anterior surface of the cornea is covered with a thin layer called the epithelium. The epithelium is covered with a liquid tear film. Medjet's ophthalmic products relate to surgery of the cornea.

First Potential Product; Removal of Epithelium. The Company has demonstrated that its technology can be used to quickly and cleanly remove the epithelium, a procedure called hydro-epithelial keratoplasty ("HEK"). HEK may be used to treat diseases of the epithelium or damage to the epithelium that sometimes occurs. Epithelial removal is often the first step in surgery of the cornea, and is the first step in the laser vision correction or refractive surgery technique known as photo-refractive keratectomy ("PRK"). This procedure has been largely supplanted. The Company decided to postpone indefinitely the introduction of this product because of the limited market. (See "Management's Discussion and Analysis or Plan of Operation - General - The Past Year")

Second Potential Product; The Microjet Microkeratome. The Company's microjet-based microkeratome is known as the HydroBlade(TM) Keratome. The microjet microkeratome may be used to create a uniform thickness, hinged flap of corneal tissue as the first step in the currently popular modification of the PRK technique known as the Laser Ablation System for In-situ Keratomileusis ("LASIK"). At present, the hinged flap is made by a blade-based microkeratome, which is generally recognized as somewhat unsafe, sometimes producing a poorly shaped flap and is difficult to learn to use. In contrast, the HydroBlade(TM) Keratome produces uniform, hinged flaps of precisely specified thickness. The cut surface viewed at high-resolution shows far less damage than the cut produced by blade devices.

Third Potential Product; Refractive Correction. A subsequent, and potentially more commercially valuable use of the HydroBlade(TM) Keratome, is for vision correction through refractive surgery. The procedure is known as Hydro Lamellar Keratoplasty ("HLK"). In this procedure, the device shapes the cornea and replaces the laser altogether. Subsequent to the permitted marketing of the HydroBlade(TM) Keratome for making hinged flaps, the Company intends to seek FDA clearance to advertise and market the device for HLK. Upon clearance or other marketing approval by the FDA of the HydroBlade(TM) Keratome for HLK, the Company intends to market the product to individual or affiliated groups of ophthalmologists for treatment of patients in a clinical setting. The Company expects to generate revenues by selling the basic system and disposables.

Technical Background.

Vision disorders are currently treated primarily by eyeglasses, contact lenses or surgery, all of which compensate for the existing vision error. Among the surgical techniques available to treat vision disorders are radial keratotomy ("RK"), PRK/LASIK and Refractive Lamellar Keratoplasty ("RLK"). In RK, PRK/LASIK and RLK, the object of the surgery is to change the shape of the anterior corneal surface and to eliminate or reduce refractive error. An additional objective is to minimize lens aberrations to improve visual acuity. This is not possible with eyeware. PRK and LASIK are by far the dominant procedures.

In PRK or LASIK, pulsed energy from a type of ultraviolet laser, known as an "excimer laser," is used to correct various types of refractive disorders by photoablating corneal tissue and changing the curvature of the anterior corneal surface. The excimer laser emits ultraviolet light in very short, high energy pulses and thermally vaporizes part of the corneal surface according to a prescribed pattern.

In the LASIK technique, a hinged corneal flap is cut by a microkeratome and pulled back. Photoablation is then performed directly on the exposed stromal surface to change its curvature. In LASIK, the hinged flap is reset as closely as possible to its original position, where it weakly adheres to the underlying stroma. The adherence increases over a period of many months. Cutting errors in making the flap, occurring in a substantial fraction of the procedures, are a significant disadvantage of LASIK. PRK and LASIK produce a similar distribution of corrections relative to objective, typically leaving the eye within +/- 1 diopter of optimum, The corrections generally are not stable and may regress unpredictably up to 1 diopter. This leaves the patient able to function without eyeglasses or contact lenses but not with the best possible vision and not under all conditions. Nighttime vision is often degraded. Visual acuity is sometimes degraded. See "Competition." LASIK has become the preferred procedure. The accuracy is comparable for both procedures.

Medjet's Technology for Ophthalmology. A scanned circular microjet beam is used for separating thin, uniform thickness or shaped layers from the cornea in a procedure known as lamellar keratoplasty or keratomileusis. The procedure may be used to produce a hinged flap as the first step in a laser shaping procedure. The procedure with the new microjet microkeratome also may be used to correct vision deficiencies such as nearsightedness ("myopia"), farsightedness ("hyperopia") or astigmatism. This procedure combines the hinged flap and laser shaping technique into a one-step procedure without the laser.

Dental

Fourth Potential Product. Based on the Company's product-development criteria, the next area identified for development is treatment of dental caries. The dental caries is a progressive, infected and decayed portion of a tooth. A break in the enamel allows the dentin making up the hard portion of the tooth to be infected. Unchecked, the decayed region enlarges, potentially leading to nerve involvement, pain, temperature sensitivity, and ultimately loss of the structural integrity of the tooth. The standard treatment for dental caries is to remove all of the decayed, infected portion within the dentin and to fill the resulting cavity. The removal process involves drilling out the affected area of the tooth until only sound dentin remains. More recently, dental lasers have come into use for removing the caries. Not all regions of the tooth are readily accessed by the drill or laser.

Based on its limited experiments to date, the Company has observed that by directing a coherent microjet of the appropriate operating parameters into the tooth, small entry holes can be drilled through the enamel and dentin to gain access to the caries, which can be removed without damage to the surrounding sound dentin. The Company has observed that the microjet penetrates the caries and washes it out. Although it has not yet been confirmed on live patients, the Company believes that the treatment, if perfected, may require no anesthesia in many circumstances and that the associated time and cost saving and the perceived advantages of the microjet technique over traditional treatments are potentially significant. An important feature is that the volume of dentin removed is greatly reduced compared to drilling, limiting the potential for nerve involvement. Hence, the capability may be called `microdentistry'.

A preliminary associated handpiece and pump have been developed and constructed. Based on its own internal market study, the Company believes that a significant market potentially exists for this procedure and product.

Research and Development

Through December 31, 2000, the Company has spent approximately $10,200,000 in its efforts to make products based on microjet technology commercially available. Such expenditures include research and development costs and expenses related to the HydroBrush(TM) Keratome and the HydroBlade(TM) Keratome. Research and development activities have consisted of establishing the microjet technology platform, and developing, designing and constructing experimental versions of the Company's keratomes. Since July 1994, the Company has conducted feasibility studies on over 4000 porcine and rabbit corneas, many dozens of human cadaver eyes and dozens of live rabbits. The purpose of the feasibility studies was to determine if the microjet beam could smoothly incise and shape the anterior surface of the cornea, without erosion and roughening when only cutting is required, and to determine if the incised eye would heal. A second major objective has been to establish that HLK produces a full range of refractive corrections. The Company is highly satisfied with the results of the studies.

Patents

The Company has sought to protect its proprietary interest in the HLK microkeratome by applying for patents in the United States and corresponding patents abroad. The Company currently holds eleven issued patents of which seven are distinct inventions. It also has 31 pending patents. The Company holds a U.S. patent that covers a method and device for use of the HLK microkeratome, including use of a template for corneal shaping and holding, during use of a microjet microkeratome device. Although there can be no assurance, the Company believes that this is a blocking patent on the use of waterjets for keratomileusis procedures for refractive surgery. Corresponding international applications have been filed, pursuant to the Patent Cooperation Treaty ("PCT"), with designation of all member countries foreign to the United States, including but not limited to Japan, the members of the European Patent Office, Canada, Mexico, Australia, Russia, China and Brazil. The PCT filing was published on October 16, 1996 and separate patent applications have been filed pursuant to the PCT filing. Some have issued. In addition, for countries not currently part of the PCT, patent applications have also been filed in Israel, Taiwan and South Africa.

The Company holds a second that U.S. patent relates to topographic corneal mapping, which has utility for surgery utilizing the HLK microkeratome. The Company has filed other patent applications application for the HydroBrush(TM) Keratome for HEK use has issued and for the treatment of dental caries with a waterjet. Other patent applications are in various stages of preparation. There is no assurance, however, that any additional patents will issue or that any issued patents will afford significant protection from competition.

To the Company's knowledge, no other patents issued to others in this field will hinder the Company. See "Legal Proceedings," for a discussion of a pending legal challenge to the Company's patent position.

Regulation

FDA Regulation

The components of the Company's HLK microkeratome are medical devices. Accordingly, the Company is subject to the relevant provisions and regulations of the Federal Food, Drug, and Cosmetic Act (the "FD&C Act"), under which the FDA regulates the manufacturing, labeling, distribution, and promotion of medical devices in the United States. The FD&C Act provides that, unless exempted by regulation, medical devices may not be commercially distributed in the United States unless they have been approved or cleared by the FDA for marketing. There are two review procedures by which medical devices can receive such approval or clearance. Some products may qualify for clearance under a 510(k) notification. Pursuant to that procedure, the manufacturer submits to the FDA a pre-market notification that it intends to begin marketing its product. The notification must demonstrate that the product is substantially equivalent to another legally marketed product (i.e., that it has the same intended use and that it is as safe and effective as, and does not raise different questions of safety and effectiveness than does, a legally marketed device).

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

Under current FDA regulations, a microkeratome is defined as a device for shaving thin layers from the cornea and is classified as a Class I device, for which the simplest and quickest clearance process is available. Based on a recommendation from the FDA, the Company intends to file a 510(k) notification in 2001 in which it will seek to demonstrate that the hinged flap microkeratome is substantially equivalent to currently available microkeratomes having metal or diamond scalpels used for two types of lamellar keratoplasty. The Company will seek to demonstrate that, for the purpose of making lamellar, or substantially lamellar, corneal incisions, the microjet scalpel and template included in the hinged flap microkeratome are substantially similar to a microkeratome with a metal or diamond scalpel.

The FDA has recommended to the Company that it seek permission to market the HLK microkeratome through a Section 510(k) notification together with ease-of-use data resulting from a small clinical trial. An investigational device exemption
(IDE) will not be required. It is the Company's intention to file a notification with the FDA at the beginning of the second half of 2001 relating to use of the HLK microkeratome. Although there can be no assurance that this will prove to be the case, permission granted for the 510(k) notification should enable the commencement of marketing efforts shortly thereafter.

The Company believes that, based on two features of the HLK microkeratome, it may also be considered for 510(k) notification by the FDA. First, based on the preliminary experimentation conducted with microjet microkeratomes, there are no known or anticipated physical or chemical processes that would impact on the safety of the HLK procedure. The microjet microkeratome cuts by mechanisms similar to that of conventional scalpels (although at speeds more than 10 times greater), except that the Company believes that HLK would not produce certain undesirable side effects incident to other refractive surgery procedures. The Company believes that the FDA approval process for the HLK microkeratome should be shorter and entail fewer clinical studies in comparison to other previously permitted products, but there can be no assurance that this will be the case.

The second feature of the HLK microkeratome is the benign nature of the microjet cut. While a conventional scalpel tears the lamellae (layers of the stroma) and PRK completely or partially destroys the surface lamellae, the microjet beam has a unique cutting action which separates the various lamellae prior to cutting the targeted tissue, thereby preserving the integrity of the remaining lamellae and both localizing and minimizing the damage to the lamellae generally. The healing process following a microjet cut is expected to be less traumatic than that following a conventional scalpel cut or a PRK cut, as observed in rabbits, although the improved healing process has not yet been demonstrated in human eyes.

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

Competition

If permitted or otherwise approved by the FDA and other regulatory authorities, HLK, using the Company's HydroBlade(TM) Keratome, will compete with other corrective means for refractive problems, including eyeglasses, contact lenses, other refractive surgery procedures (such as RK, PRK, LASIK and ALK), and other technologies under development, such as refractive intraocular lenses (lenses which are inserted into the eye behind the cornea), intrastromal lenses (lenses which are inserted into the stroma), corneal rings (transparent circles of acrylic which are inserted within the cornea outside the vision zone in order to correct the curvature of the corneal surface) and injection of hydrogel materials into layers of corneal tissue to change the curvature of the cornea.

Other companies are engaged in refractive surgery research. Many of these companies have substantially greater financial, technical and human resources than the Company and may be better equipped to develop, manufacture and market their technologies. In addition, many of these companies have extensive experience in preclinical testing and human clinical studies. Certain of these companies may develop and introduce products or processes competitive with or superior to those of the Company.

Furthermore, with respect to any other products the Company may, in the future, be permitted to commercially sell, it will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which the Company has no experience.

The Company's competition will be determined in part by those refractive surgery technologies that are ultimately approved for sale by regulatory authorities. The relative speed at which the Company is able to develop the HLK microkeratome, complete the necessary governmental and regulatory approval processes, and manufacture and market commercial quantities thereof will be important competitive factors. The Company is aware of ongoing research at certain companies and institutions into a variety of procedures for corneal adjustment, as noted above, and refractive surgery, including the microjet technology patented by Medjet. The microjet technology is under development by Visijet Inc. It is possible that other companies will bring products to market prior to such time, if ever, that the Company is able to economically market commercial quantities of products.

Although the HLK microkeratome is still in development and has neither been tested on live human eyes nor received the regulatory approval necessary for sale, the Company believes that it has the potential to effectively compete with other refractive surgical techniques because of its relative simplicity, safety, efficacy and reduced risk of significant pain. In addition, HLK is expected to be less costly than PRK/LASIK, because of the high costs of the laser equipment and laser facility necessary for PRK/LASIK, and to be competitively priced with, or less costly than, other refractive surgery procedures.

Employees

As of December 31, 2000, the Company had six full-time employees and one part-time employee, the majority of whom were engaged in research and development activities. As of such date, the Company also had consulting arrangements with two medical consultants, one marketing consultant, one strategic planning consultant, one FDA consultant, and a business development consultant. None of the Company's employees are represented by a union. The Company believes that its relations with its employees are satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company leases approximately 4,982 square feet of research and development and office space in Edison, New Jersey. The base rent under this lease, which will expire December 31, 2004, is $75,380 per year.

The Company believes the space currently available to it will be sufficient to meet the Company's requirements for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

New Jersey Institute of Technology

The history of the litigation with New Jersey Institute of Technology ("NJIT") has been described in previous annual reports.

During October 1998, the lawsuit brought in U.S. District Court by NJIT was dismissed on jurisdictional grounds. Without appealing the first dismissal, on April 26, 1999, NJIT commenced a second action in U.S. District Court. NJIT alleged that the defendants failed to name a NJIT professor and/or a NJIT research associate as co-inventors of the Company's patent on the Lamellar surgical device and procedure and breached fiduciary duties and contractual obligations owed to NJIT. As in the first federal court action, NJIT sought monetary damages, an order directing that this patent, related foreign patents and patent applications be assigned and transferred to NJIT, a declaratory judgment that all of the claims of the Company's Patent are invalid and unenforceable against NJIT and an order amending the named inventors of the Company's Patent to include the NJIT professor and/or the NJIT research associate. On June 30, 2000, the motion filed by the Company to dismiss the action against the Company, Dr. Gordon and the former employee of the Company was granted by the U.S. District Court. On July 13, 2000, NJIT appealed the June 30, 2000 order in the Federal Circuit Court of Appeals.


With respect to the Company's related lawsuit against NJIT, on May 22, 2000, the Superior Court of New Jersey granted the Company's Motion for Summary Judgment, dismissing NJIT's claims to ownership of this patent. On June 30, 2000, NJIT filed a Motion for Reconsideration of the court's ruling. The Motion for Reconsideration in the State court was dismissed. The Company subsequently filed a second Motion for Summary Judgment to dismiss additional claims that the Company, Dr. Gordon and the third party defendants, among other things, breached fiduciary duties. This Motion was based on the ruling by the judge overturning NJIT's claims of ownership. That Motion was heard by a new judge who decided to await the outcome of NJIT's appeal of the US District Court's dismissal of their appeal.

Other

On April 16, 1999, the Company was served with a complaint commencing a lawsuit in the United States District Court for the District of New Jersey by Robert G. Donovan, a former officer and director, seeking payment of $129,500 for services alleged to have been performed by

Mr. Donovan as a temporary Co-President for the Company. Mr. Donovan had rejected a compensation package approved by the Company's Board of Directors and offered by the Company previously. On November 28, 2000, an agreement was reached for $30,000 in settlement of the lawsuit, which will be paid in two installments.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the range of high and low bid quotations per share of the Common Stock (symbol MDJT) for the periods indicated as reported by the OTC Bulletin Board. These quotations reflect interdealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

                                     Range of High and Low Bid Prices
                                     --------------------------------
                                       2000                    1999
                                       ----                    ----
      COMMON STOCK

      First Quarter               $2.25-$.75             $1.3125 - $.5625
      Second Quarter              $1.3125-$.75           $3.1875 - $.78125
      Third Quarter               $.82813-$.64063        $2.00 - $1.03125
      Fourth Quarter              $.78125-$.39063        $2.25 - $.625

As of December 31, 2000, there were approximately 52 holders of record of the Common Stock.

The Company has never paid a cash dividend on its Common Stock and does not presently anticipate doing so in the foreseeable future, but expects to retain earnings, if any, to finance operations.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General

The Company is engaged in research and development for manufacture of medical technology, with a current emphasis on ophthalmic surgical technology and equipment and has developed a proprietary technology and derivative devices for corneal surgery based on microjets. The Company expects, during 2001, assuming the appropriate regulatory clearances are obtained, to continue its research and development activities focusing principally on ophthalmic surgical technology and equipment and to offer for sale its first microjet microkeratome product. It also expects to commence early exploratory work on dental applications of microjet technology. The Company is a development-stage company.

Overview. Since its inception in December 1993, the Company has been engaged in developing a technology suitable for surgery of the eye, in particular, vision correction surgery. The cost of entry into this market with a medical device is typically large and, being a fledgling company, the Company initially focused on developing the technology to a point that it could license it. Using the technology already developed for ophthalmic applications, the Company believed that microjets could be used in a variety of other medical markets. Hence, management believed that it might be possible, using the income resulting from royalties on its initial products, to develop new devices, and potentially to manufacture and market these devices. A decision to license or manufacture would be made in each case.

The Past Year. Due to the Company's limited working capital, the year 2000 was difficult. The Company has sought to minimize operating costs. The overriding constraint has been cash flow. The current rate of expenditures for staff and direct expenses, with the Company's current cash balances and cash flow projections, is expected to allow the Company to continue operating in its present manner until April 2001.

Results Of Operations

The Company has not yet initiated sales of its products and, consequently, had no sales revenues during the years ended December 31, 2000 and 1999. Under the terms of the Alcon Agreement (as described under "Description of Business"), a total of $525,000 was paid to the Company during the year ended December 31, 2000. This amount has been reflected as license fee income and deferred revenues in the accompanying financial statements.

Total expenses during the year ended December 31, 2000 increased by $12,262 (1%) to $1,422,780 from $1,410,518 for the prior year. This was primarily due to the increase in salary expense with the turnover of employees, consultant fees, and the deferred tax asset being adjusted off the balance sheet. Total expenses for the year ended December 31, 2000 also included approximately $228,809 in legal fees, primarily related to the NJIT litigation. See "Legal Proceedings."

Other income/expense consists of interest income, interest expense and finance charges. For the year ended December 31, 2000, net interest income amounted to $11,119 compared with net interest expense of $2,310 for 1999. This overall increase in net interest income principally resulted from income earned on the Company's short-term investments, which were higher in 2000 reflecting the monies received from the Private Placement in December 1999.

Liquidity and Capital Resources

As of December 31, 2000, the Company's working capital was $183,665.

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

In January 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss ("NOL") Carryover and Research and Development Tax Credits ("R&D Credits") to corporate taxpayers in New Jersey. During 1999, the Company entered into an agreement under which it retained a third party broker to identify a buyer for the Company's NOL Carryover and R&D Credits. The total anticipated net proceeds of this transaction ($594,209) were recorded as a non-current deferred tax asset in the accompanying financial statements. Due to limitations placed by the State of New Jersey on the total amount of NOL Carryover and R&D Credits eligible to be sold in any one year, the sale of only a portion of the Company's NOL Carryover and R&D Credits ($327,000) was completed in 1999. The receipt of $229,427 on December 7, 2000, was recorded as a reduction to the non-current deferred tax asset in the accompanying financial statements. The sale of the remaining balance of the Company's NOL Carryover and R&D Credits is anticipated by the end of the third quarter of 2001. Since there can be no assurances that this proposed sale will occur, the deferred tax asset has been removed from the financial statements. Depending on the Company's financial status at the time of filing for 2001, the Company will make a determination on whether future sales will occur. To the extent that the NOL Carryover and R&D Credits are sold, they will be unavailable to the Company to offset future New Jersey State taxes.

During March 1999, Dr. Gordon agreed to make available to the Company a loan of up to $250,000. Under the terms of this agreement, the Company issued to Dr. Gordon warrants to purchase up to 50,000 shares of the Company's Common Stock and pays a market interest rate on amounts borrowed. During 2000, amounts advanced under this agreement totaled $129,000. At December 31, 2000, none of this amount had been repaid. The Company plans to use the remainder of the loan in 1st quarter 2001 for working capital.

The Company anticipates that its cash on hand, plus the loan available from Dr. Gordon, will be sufficient to meet the Company's 2001 working capital and planned capital expenditure requirements to April 2001. If, however, the Company incurs unexpected expenses, or it can not find additional funding, the Company may require additional financing prior to the end of 2001 in order to maintain its current operations. The Company currently has no commitment or arrangement for any capital, and there can be no assurance whether or on what terms it will be able to obtain any needed capital. If additional financing is not available, the Company would be materially adversely affected and be required to further curtail or cease altogether its current operations.

During 2001, the Company intends to seek additional funding in order to accelerate its product development efforts and to augment its working capital. The Company is also currently evaluating other financial and strategic options to increase stockholder value.

Additional Factors That May Affect Future Results

No Revenues; Uncertain Profitability; Development Stage Company; Qualified Auditors/ Report History of Losses. Since its inception, the Company has been principally engaged in developmental and organizational activities. To date, the Company has not yet initiated sales of its products and, consequently, has had no sales revenues. The Company's Agreement with Alcon, under which payments totaling $1,200,000 were made by Alcon to the Company, was terminated by Alcon, and the Company has no other agreements with respect to the license, manufacture or distribution of its products.

No sales revenues are expected until, and only if, the Company begins commercial marketing of the Company's microkeratome or other products. Commercial marketing of the Company's products in the U.S. will be contingent upon obtaining FDA permission or approval and possibly the approval of other governmental agencies. To date, only the Company's HydroBrush(TM) Keratome has been granted 510(k) notification from the FDA and is the Company's only product which has received the regulatory approvals required prior to the commencement of commercial marketing. The Company is currently discussing sale of this product on an OEM basis. The Company is also currently planning to seek FDA clearance of the HydroBlade(TM) Keratome device in 2001. Regulatory clearance procedures are often extremely time consuming, expensive and uncertain. Accordingly, there can be no assurance that the Company will be successful in obtaining marketing clearance of the HydroBlade(TM) Keratome or other devices or that, if such devices are cleared, it will be able to generate sufficient revenues to operate on a profitable basis.

The Company, , is in the development stage, and its business is subject to all of the risks inherent in the establishment of a new business enterprise. The likelihood of success of the Company must be considered in light of the problems, expenses, complications and delays frequently encountered in connection with the formation of a new business, the development of new products, the competitive and regulatory environment in which the Company is operating and the possibility that its activities will not result in the development of any commercially viable products. There can be no assurance that the Company's activities will ultimately result in the development of commercially saleable or useful products.

12-A.

The independent auditors' report on the Company's financial statements for the year ended December 31, 2000 contains an explanatory paragraph stating there is substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of that uncertainty other than an adjustment to the deferred tax asset in the Company's balance sheet.

The Company has experienced annual operating losses and negative operating cash flow since inception. At December 31, 2000, the Company had an accumulated deficit of approximately $8,657,731, excluding approximately $1,500,000 which was applied to additional paid-in capital when the Company converted from a subchapter S corporation to a C corporation for federal income tax purposes in connection with its initial public offering during August 1996. Unless and until the Company's product development and marketing activities are successful and its products are sold, of which there can be no assurance, the Company will not have any revenues to apply to operating expenses and the Company will continue to incur losses.

Need for Future Financing. The Company currently is focusing on its efforts to undertake the limited manufacture and marketing of its products. To proceed with its planned research and development and marketing activities, the Company will require additional capital before, if ever, it reaches profitability and positive cash flow. As a result, the Company will be required to raise additional funds through public or private financing including grants that may be available for its research and development. There can be no assurance however that the Company will be able to obtain additional financing on terms favorable to it, if at all. If adequate funds are not available to satisfy short-term or long-term capital requirements, the Company may be required to reduce substantially, or eliminate, certain areas of its product development activities, limit its operations significantly, or otherwise modify its business strategy. The failure of the Company to obtain any other acceptable financing would have a material adverse effect on the plans and operations of the Company. Without additional financing or the exercise of the Company's outstanding options and warrants or otherwise, the Company would become unable to maintain its current operations and would be unable to carry out its business plan. The Company has no current understandings or commitments to obtain any additional financing from the sale of its securities or otherwise. Additional financing from the sale of its securities may result in dilution of the Company's then current stockholders.

Dependence Upon A Key Officer; Attraction and Retention of Key Personnel. The business of the Company is highly dependent upon the active participation of its founder and Chief Executive Officer, Dr. Eugene I. Gordon, age 70. The loss or unavailability to the Company of Dr. Gordon would have a material adverse effect on the Company's business prospects and potential earning capacity. The recruitment of skilled scientific personnel is critical to the Company's success. There can be no assurance that it will be able to continue to attract and retain such personnel in the future. In addition, the Company's anticipated growth and expansion into areas and activities requiring additional expertise, clinical testing, governmental approvals, production and marketing of the Company's products (which would be required if the Company does not enter into licensing arrangements) is expected to place increased demands upon the Company's financial resources and corporate structure. The Company expects to satisfy such demands, if they arise, through the hiring of additional management personnel and the development of additional expertise by existing management.

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

The Company has sought to protect its proprietary interest in its products by applying for patents in the United States and corresponding patents abroad. The Company currently has ten issued U.S. patents and one allowed and thirty one patents pending. The Company also has several dozen U.S. and foreign patents in process. There can be no assurance that any other patent will be issued to the Company, that any patents owned by or issued to the Company, or that may issue to the Company in the future, will provide a competitive advantage or will afford protection against competitors with similar technology, or that competitors of the Company will not circumvent, or challenge the validity of, any patents issued to the Company. There also can be no assurance that any patents issued to or licensed by the Company will not be infringed upon or designed around by others or would prevail in a legal challenge, that others will not obtain patents that the Company will need to license or design around, that the microkeratomes or any other potential product of the Company will not inadvertently infringe upon the patents of others, or that others will not manufacture the Company's patented products upon expiration of such patents. There can be no assurance that existing or future patents of the Company will not be invalidated. Additionally, patent applications filed in foreign countries and patents granted in such countries are subject to laws, rules and procedures which differ from those in the United States. Patent protection in such countries may be different from patent protection provided by United States laws and may not be as favorable to the Company.

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

The Company is currently involved in ongoing patent litigation, as described under "Legal Proceedings."

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

ITEM 7. FINANCIAL STATEMENTS.

                                                                        Page No.
                                                                        --------

Independent Auditors' Report ............................................. 16

Balance Sheet as of December 31, 2000 .................................... 17

Statements of Operations for the years ended December 31, 2000 and 1999, and for the period from inception to December 31, 2000 ................... 18

Statement of Stockholders' Equity for the period from inception to
December 31, 2000 ........................................................ 19

Statements of Cash Flows for the years ended December 31, 2000 and 1999, and for the period from inception to December 31, 2000 ......... 21

Notes to the Financial Statements ........................................ 22

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Medjet Inc. (A Development Stage Company):

We have audited the accompanying balance sheet of Medjet Inc. (A Development Stage Company) as of December 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999 and for the period from December 16, 1993 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medjet Inc. (A Development Stage Company) as of December 31, 2000 and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company is seeking funding but has not yet secured the necessary requirements to continue operations. These conditions raise substantial doubts about its ability to continue as a going concern. Management's plans regarding those matters also are described in the notes to the financial statements. The financial statements do include any adjustments resulting from the outcome of this uncertainty.


                                        ROSENBERG RICH BAKER BERMAN & COMPANY

                                        /s/Lawrence Simon, CPA
                                        ---------------------------------------
                                           Lawrence Simon, CPA

Bridgewater, New Jersey
April 9, 2001

                                   MEDJET INC.
                          (A Development Stage Company)
                                  Balance Sheet
                                December 31, 2000


                                     Assets

Current Assets:
     Cash and cash equivalents                                                     $   183,665
     Prepaid expenses                                                                   41,002
     Current portion of note receivable                                                  3,452
                                                                                   -----------
              Total Current Assets                                                     228,119

Note Receivable, less current portion                                                    5,757
Property and Equipment - less accumulated depreciation of $380,811                     117,207
Patents and Trademarks - less accumulated amortization of $40,125                      222,921
Security deposits                                                                        6,092
                                                                                   -----------

              Total Assets                                                         $   580,096
                                                                                   ===========

                      Liabilities and Stockholders' Equity

Current Liabilities:
     Accounts payable and accrued liabilities                                      $   186,220
     Notes payable - Officer                                                           129,000
     Current Portion of Capital Lease Obligation                                        28,391
                                                                                   -----------
              Total Current Liabilities                                                343,611
     Deferred Rental Obligation                                                          8,599
     Capital Lease Obligation Less Current Portion                                      12,676
                                                                                   -----------
                                                                                       364,886
                                                                                   -----------
Stockholders' Equity:
     Preferred stock, $.01 par value, 1,000,000 shares authorized, 10,400 shares
        designated as Series B Convertible Preferred issued and outstanding                104
     Common stock, $.001 par value, 30,000,000 shares authorized,
        3,935,220 shares issued and 3,901,431 shares outstanding                         3,935
     Additional paid-in capital                                                      7,365,932
     Accumulated deficit (including deficit accumulated during development stage of $8,657,731 of which $1,556,204 was applied to additional
        paid-in capital upon conversion from an "S" to a "C" corporation)           (7,153,061)
     Less: Treasury stock, 33,789 shares, at cost                                       (1,700)
                                                                                   -----------
              Total Stockholders' Equity                                               215,210
                                                                                   -----------

Total Liabilities and Stockholders' Equity                                         $   580,096
                                                                                   ===========


                     See notes to the financial statements.

                                   MEDJET INC.
                          (A Development Stage Company)
                            Statements of Operations


                                                                             Period from
                                          Year Ended December 31,         December 16, 1993
                                      ------------------------------        (Inception) to
                                          2000              1999          December 31, 2000
                                      -----------        -----------      -----------------
Revenues:
License fee income                    $   525,000        $   175,000         $  1,200,000
                                      -----------        -----------         ------------
     Total Revenues                       525,000            175,000            1,200,000
                                      -----------        -----------         ------------

Expenses:
Research, development,
   general and administrative           1,366,667          1,410,518           10,684,875
                                      -----------        -----------         ------------
     Total Expenses                     1,366,667          1,410,518           10,684,875
                                      -----------        -----------         ------------

Loss from Operations                     (841,667)        (1,235,518)          (9,484,875)
                                      -----------        -----------         ------------

Other Income/(Expense):
Net interest income/(expense)              11,119             (2,310)             275,701
                                      -----------        -----------         ------------

       Loss Before Income Tax            (830,548)        (1,237,828)          (9,209,174)

          Federal income tax                 --                 --                   --
          State income tax                 41,516                200             (551,443)
                                      -----------        -----------         ------------
    Total Income Tax                       41,516                200             (551,443)
                                      -----------        -----------         ------------

Net Loss                                 (872,064)        (1,238,028)          (8,657,731)

Dividends on Preferred Stock                 --                 --                184,923
                                      -----------        -----------         ------------

Net Loss Attributable to
 Common Shareholders                  $  (872,064)       $(1,238,028)        $ (8,842,654)
                                      ===========        ===========         ============

        Net Loss Per Share            $     (0.22)       $     (0.32)        $      (2.72)
                                      ===========        ===========         ============

      Weighted Average Common
        Shares Outstanding              3,901,431          3,894,045            3,255,493
                                      ===========        ===========         ============


                     See notes to the financial statements.

                                   MEDJET INC.
                          (A Development Stage Company)
                        Statement of Stockholders' Equity
     Period From December 16, 1993 (Date of Inception) to December 31, 2000


                                                                                    Total       Common      Preferred
                                             Preferred     Common       Price     Consider-     Stock         Stock        Paid-
                                               Shares      Shares        Per        ation       ($.001        ($.01         In
         Date/Description                      Issued      Issued       Share       Paid      Par Value)    Par Value)    Capital
----------------------------------------     ---------    ---------     -----     ---------   ----------   -----------   ---------
March 12, 1994       Share Issuance               --        800,000     $0.10     $ 80,000     $  800      $      --     $  79,200
April 21, 1994       Share Issuance               --         15,000      0.10        1,500         15             --         1,485
May 1, 1994          Share Issuance               --         63,000      0.10        6,300         63             --         6,237
May 25, 1994         Share Issuance               --         50,000      1.00       50,000         50             --        49,950
May 31, 1994         Share Issuance               --         25,000      1.00       25,000         25             --        24,975
June 6, 1994         Share Issuance               --         50,000      1.00       50,000         50             --        49,950
June 7, 1994         Share Issuance               --         50,000      1.00       50,000         50             --        49,950
June 13, 1994        Share Issuance               --         25,000      1.00       25,000         25             --        24,975
June 20, 1994        Share Issuance               --         25,000      1.00       25,000         25             --        24,975
July 28, 1994        Share Issuance               --         25,000      1.00       25,000         25             --        24,975
September 23, 1994   Share Issuance               --         45,002      6.00      270,012         45             --       269,967
October 20, 1994     Share Issuance               --         20,501      6.00      123,008         21             --       122,987
October 28, 1994     Share Issuance               --          2,500      6.00       15,000          2             --        14,998
November 10, 1994    Share Issuance               --         14,500      6.00       87,000         15             --        86,985
November 16, 1994    Share Issuance               --          2,501      6.00       15,004          2             --        15,002
Net Loss, Year Ended December 31, 1994            --           --        --           --         --               --          --
                                             ---------    ---------     =====     --------     ------      -----------   ---------

Balance, December 31, 1994                        --      1,213,004                847,824      1,213             --       846,611

August 8, 1995       Share Issuance               --          5,000     $6.00       30,000          5             --        29,995
August 28, 1995      Share Issuance               --          4,000      6.00       24,000          4             --        23,996
September 21, 1995   Share Issuance               --          5,000      6.00       30,000          5             --        29,995
September 29, 1995   Share Issuance               --          5,000      6.00       30,000          5             --        29,995
December 31, 1995    Share Issuance               --            833      6.00        5,000          1             --         4,999
      "              Stock Split:
                       1.987538926-to-1
                       Share Outstanding          --      1,217,475      --           --        1,217             --        (1,217)
Net Loss, Year Ended December 31, 1995            --           --        --           --         --               --          --
                                             ---------    ---------     =====     --------     ------      -----------   ---------

Balance, December 31, 1995                        --      2,450,312               $966,824     $2,450      $      --     $ 964,374
                                             ---------    ---------               --------     ------      -----------   ---------




                                               Paid-In
                                                Capital      Accum-
                                              (Beneficial    ulated     Treasury
         Date/Description                     Conversion)    Deficit     Stock
----------------------------------------      -----------    -------    --------
March 12, 1994       Share Issuance           $    --       $    --     $   --
April 21, 1994       Share Issuance                --            --         --
May 1, 1994          Share Issuance                --            --         --
May 25, 1994         Share Issuance                --            --         --
May 31, 1994         Share Issuance                --            --         --
June 6, 1994         Share Issuance                --            --         --
June 7, 1994         Share Issuance                --            --         --
June 13, 1994        Share Issuance                --            --         --
June 20, 1994        Share Issuance                --            --         --
July 28, 1994        Share Issuance                --            --         --
September 23, 1994   Share Issuance                --            --         --
October 20, 1994     Share Issuance                --            --         --
October 28, 1994     Share Issuance                --            --         --
November 10, 1994    Share Issuance                --            --         --
November 16, 1994    Share Issuance                --            --         --
Net Loss, Year Ended December 31, 1994             --        (287,291)      --
                                              ---------     ---------   --------

Balance, December 31, 1994                         --        (287,291)      --

August 8, 1995       Share Issuance                --            --         --
August 28, 1995      Share Issuance                --            --         --
September 21, 1995   Share Issuance                --            --         --
September 29, 1995   Share Issuance                --            --         --
December 31, 1995    Share Issuance                --            --         --
      "              Stock Split:
                       1.987538926-to-1
                       Share Outstanding           --            --         --
Net Loss, Year Ended December 31, 1995             --        (677,385)      --
                                              ---------     ---------   --------

Balance, December 31, 1995                    $    --       $(964,676)  $   --
                                              ---------     ---------   --------


                     See notes to the financial statements.

                                   MEDJET INC.
                          (A Development Stage Company)
                        Statement of Stockholders' Equity
     Period From December 16, 1993 (Date of Inception) to December 31, 2000


                                                                                                          Total          Common
                                                            Preferred     Common          Price         Consider-        Stock
                                                              Shares      Shares           Per            ation          ($.001
         Date/Description                                     Issued      Issued          Share           Paid         Par Value)
------------------------------------------------------      ---------    ---------       --------     -------------    ----------
Balance, December 31, 1995, brought forward                      --       2,450,312                    $    966,824       $2,450

August 6, 1996       Share Issuance                              --       1,071,429      $   5.60         6,000,002        1,071
      "              Reclassification of deferred
                       offering costs                            --            --             --               --           --
      "              Reclassification of accumulated
                       deficit for change from an S to
                       a C corporation                           --            --            --                --           --
September 3, 1996    Share Issuance                              --         160,714          5.60           899,998          161
December 30, 1996    Acquisition of treasury shares              --            --            --                --           --
Net Loss, Year Ended December 31, 1996                           --            --            --                --           --
                                                             --------     ---------      ========      ------------       ------

Balance, December 31, 1996                                       --       3,682,455                       7,866,824        3,682

July 18, 1997        Share Issuance                              --          21,800      $   0.05             1,097           22
July 24, 1997        Share Issuance                              --           4,464          5.60            24,998            5
Net Loss, Year Ended December 31, 1997                           --            --            --                --           --
                                                             --------     ---------      ========      ------------       ------

Balance, December 31, 1997                                       --       3,708,719                       7,892,919        3,709

January 27, 1998     Share Issuance                              --           1,350      $   5.60             7,560            1
March 31, 1998       Share Issuance                              --          10,000          3.02            30,188           10
April 20, 1998       Share Issuance                           110,000          --           10.00         1,100,000         --
      "              Placement Agent Warrants                    --            --            --                --           --
October 9, 1998      Preferred Conversion                    (110,000)      182,724          6.02              --            183
      "              Preferred Dividend                          --          12,154          4.24            51,534           12
Net Loss, Year Ended December 31, 1998                           --            --            --                --           --
                                                             --------     ---------      ========      ------------       ------

Balance, December 31, 1998                                       --       3,914,947                       9,082,201        3,915

May 13, 1999         Share Issuance                              --          19,588      $   1.00              --             19
June 11, 1999        Share Issuance                              --             685          1.70              --              1
December 3, 1999     Share Issuance                            16,000          --          125.00         2,000,000         --
December 31, 1999    Partial Rescission of Preferred           (5,600)         --          125.00          (700,000)        --
Net Loss, Year Ended December 31, 1999                           --            --            --                --           --
                                                             --------     ---------      ========      ------------       ------

Balance, December 31, 1999                                     10,400     3,935,220                    $ 10,382,201       $3,935
                                                             --------     ---------                    ------------       ------

Net Loss, Year Ended December 31, 2000                           --            --                              --           --
                                                             --------     ---------      --------      ------------       ------
Balance, December 31, 2000                                     10,400     3,935,220                    $ 10,382,201       $3,935
                                                             ========     =========      --------      ============       ======


                                                             Preferred                       Paid-In
                                                               Stock           Paid-         Capital        Accum-
                                                               ($.01            In         (Beneficial      ulated         Treasury
         Date/Description                                    Par Value)       Capital      Conversion)      Deficit          Stock
------------------------------------------------------      -----------     -----------    -----------    -----------      --------
Balance, December 31, 1995, brought forward                 $    --         $   964,374    $      --      $  (964,676)      $  --

August 6, 1996       Share Issuance                              --           5,998,931           --             --            --
      "              Reclassification of deferred
                       offering costs                            --          (1,436,045)          --             --            --
      "              Reclassification of accumulated
                       deficit for change from an S to
                       a C corporation                           --          (1,556,204)          --        1,556,204          --
September 3, 1996    Share Issuance                              --             899,837           --             --            --
December 30, 1996    Acquisition of treasury shares              --                --             --             --          (1,700)
Net Loss, Year Ended December 31, 1996                           --                --             --       (1,273,977)         --
                                                            ---------       -----------    -----------    -----------       -------

Balance, December 31, 1996                                       --           4,870,893           --         (682,449)       (1,700)

July 18, 1997        Share Issuance                              --               1,075           --             --            --
July 24, 1997        Share Issuance                              --              24,994           --             --            --
Net Loss, Year Ended December 31, 1997                           --                --             --       (2,578,448)         --
                                                            ---------       -----------    -----------    -----------       -------

Balance, December 31, 1997                                       --           4,896,962           --       (3,260,897)       (1,700)

January 27, 1998     Share Issuance                              --               7,559           --             --            --
March 31, 1998       Share Issuance                              --              30,178           --             --            --
April 20, 1998       Share Issuance                             1,100           945,511        133,389           --            --
      "              Placement Agent Warrants                    --                  18           --             --            --
October 9, 1998      Preferred Conversion                      (1,100)          184,911       (133,389)          --            --
      "              Preferred Dividend                          --                 917           --          (51,534)         --
Net Loss, Year Ended December 31, 1998                           --                --             --       (1,730,538)         --
                                                            ---------       -----------    -----------    -----------       -------

Balance, December 31, 1998                                       --           6,066,056           --       (5,042,969)       (1,700)

May 13, 1999         Share Issuance                              --                 (19)          --             --            --
June 11, 1999        Share Issuance                              --                  (1)          --             --            --
December 3, 1999     Share Issuance                               160         1,999,840           --             --            --
December 31, 1999    Partial Rescission of Preferred              (56)         (699,944)          --             --            --
Net Loss, Year Ended December 31, 1999                           --                --             --       (1,238,028)         --
                                                            ---------       -----------    -----------    -----------       -------

Balance, December 31, 1999                                  $     104       $ 7,365,932    $      --      $(6,280,997)      $(1,700)
                                                            ---------       -----------    -----------    -----------       -------

Net Loss, Year Ended December 31, 2000                           --                --             --         (872,064)         --
                                                            ---------       -----------    -----------    -----------       -------
Balance, December 31, 2000                                  $     104       $ 7,365,932           --      $(7,153,061)      ($1,700)
                                                            =========       ===========    ===========    ===========       =======

                     See notes to the financial statements.

                                   MEDJET INC.
                          (A Development Stage Company)
                            Statements of Cash Flows



                                                                      For the Year Ended            Period from
                                                                         December 31,            December 16, 1993
                                                                 ----------------------------     (Inception) to
                                                                    2000              1999       December 31, 2000
                                                                 -----------      -----------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                         $  (872,064)     $(1,238,028)     $(8,657,731)

Adjustments to Reconcile Net Loss to
     Net Cash (Used) by Operating Activities:
          Depreciation and amortization                               67,962           81,895          469,116
          Loss on abandonment of property and equipment                 --             28,987           28,987
          (Increase) Decrease in prepaid expenses                      7,838          (26,977)         (50,211)
          (Increase) Decrease in deferred tax asset                  267,063          327,146             --
          Increase (Decrease) in accounts payable
               and accrued expenses                                   29,615          (85,338)         235,893
          Increase (Decrease) in deferred revenues                  (175,000)         175,000             --
          Increase (Decrease) in deferred rental obligation             --             (3,698)            --
                                                                 -----------      -----------      -----------

     Net Cash (Used) by Operating Activities                        (674,586)        (741,013)      (7,973,946)
                                                                 -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash redemptions of marketable securities                               --               --            320,605
Cash (purchases) of marketable securities                               --               --           (320,605)
Cash purchases of property, plant & equipment                        (62,772)          (3,650)        (537,798)
Cash purchase of organization costs                                     --               --            (37,387)
Cash payments for patents and trademarks                             (70,471)         (37,395)        (263,046)
Cash receipts (payments) for security deposits                        (1,255)           2,213           (6,092)
                                                                 -----------      -----------      -----------

     Net Cash (Used) by Investing Activities                        (134,498)         (38,832)        (844,323)
                                                                 -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock                               --          1,300,000        2,380,018
Proceeds from issuance of common stock
     and initial public offering                                        --               --          6,494,616
Purchase of treasury stock                                              --               --             (1,700)
Proceeds from officer notes payable                                     --            250,000          571,000
Repayment of officer notes payable                                   (21,000)        (100,000)        (442,000)
Proceeds from other notes payable                                       --             50,000          450,000
Repayment of other notes payable                                     (50,000)            --           (450,000)
                                                                 -----------      -----------      -----------

     Net Cash (Used) Provided by Financing Activities                (71,000)       1,500,000        9,001,934
                                                                 -----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (880,084)         720,155          183,665

Cash and Cash Equivalents - Beginning of Period                    1,063,749          343,594             --
                                                                 -----------      -----------      -----------

Cash and Cash Equivalents - End of Period                        $   183,665      $ 1,063,749      $   183,665
                                                                 ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
     Income taxes                                                $      --        $       200      $       600
                                                                 ===========      ===========      ===========
     Interest expense                                            $    14,617      $    11,964      $    40,102
                                                                 ===========      ===========      ===========


                     See notes to the financial statements.

                                   Medjet Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization

     Medjet Inc. (the "Company") is a development stage company incorporated in the State of Delaware on December 16, 1993. The Company was organized as a medical device company with the goal of developing, manufacturing and selling new cutting, drilling, layer removal and shaping tools for a variety of surgical procedures. The core technology is based on small-diameter, liquid microjets moving at high speeds. The Company believes that such jets will bring new surgical capability and performance to the clinic or operating room. The initial product area is devices for surgical use in ophthalmology.

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

     On October 9, 1998, the 110,000 shares of Series A Preferred outstanding were converted into 182,724 shares of Common Stock. At the same time, a total of 12,154 shares of Common Stock was issued in payment of the cumulative dividends on the Series A Preferred. The dividend was computed at 10% per annum and totaled approximately $51,534.

                                   Medjet Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Nature of Organization (Continued)

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

     The Company has continued to incur losses since its inception and at December 31, 2000 has accumulated deficits. Management has implemented a program to reduce costs and to reduce the break-even point necessary for continuing operations. Management believes that its 2001 operating plan, which anticipates the program to reduce costs as well as certain funding sources, is reasonable and attainable and will provide sufficient cash to sustain operations during 2001. In addition, a principal stockholder of the Company has committed to provide additional working capital, if necessary.

Cash and Cash Equivalents

     For the purpose of the statements of cash flows, a cash equivalent includes all highly liquid instruments with original maturities of three months or less.

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

                                   Medjet Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements

Amortization

     Organization costs have been amortized over sixty months on a straight-line basis and were completely amortized at December 31, 1999. Total amortization for the years ended December 31, 2000 and 1999 was $0 and $2,295 respectively.

     Patents are being amortized over twenty years on a straight-line basis. These costs will be expensed if and when it is concluded that non-approval or no future economic benefits are probable. Total amortization for the years ended December 31, 2000 and 1999 was $40,125 and $11,237, respectively.

Revenue Recognition/Deferred Revenues

     The Company's revenue for 2000 and 1999 is generated from license fees and is recognized in accordance with the terms of the agreements reached with third parties.

Net Loss Per Share

     Net loss per share, in accordance with the provisions of Financial Accounting Standards No. 128, "Earnings Per Share," is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Common stock equivalents have not been included in this computation as the effect would be anti-dilutive.

Income Taxes

     In accordance with the provisions of Financial Accounting Standards No. 109, "Accounting for Income Taxes," deferred taxes are recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, the benefit for federal income taxes has been offset entirely by a valuation allowance against the related deferred tax asset for the year ended December 31, 2000.

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

GOING CONCERN

     As shown in the accompanying financial statements, the Company incurred a net loss of $872,064 during the year ended December 31, 2000. As of that date, the Company's cash was only $183,665 with a loan from the Chairman of $121,000 still available. As of April 2001, the Company will have no funds to continue operations. The Company's current liabilities exceeded its current assets by $124,091. These factors, as well as not having a firm commitment for financing, create and make it necessary to change the Company's status. The Company can no longer be characterized as a going concern. Management of the Company is developing a plan to reduce its costs and is evaluating financial and strategic options. The ability of the Company to continue as a going concern is dependent on successful completion of one or more of these opportunities. As a result of the change in status, the financial statements do include adjustments to the Deferred Tax Asset and the potential for filing future NOL's to the State of New Jersey for

                                   Medjet Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements


tax credit program. This adjustment was required by virtue of the Company's change in going concern status.

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

NOTE RECEIVABLE

In June 2000, the Company purchased a leased company automobile and tendered the vehicle to a departing officer of the company. The former officer is repaying the company through a note receivable as follows:

Unsecured note receivable with interest at 8.5% per annum due in monthly
Installments of $342 including interest through June 2003                 $9,209

Less current portion                                                       3,452
                                                                          ------

Note receivable, less current portion                                     $5,757
                                                                          ======

Total maturities of note receivable are as follows:

Year Ending December 31,
            2001                                                          $3,452
            2002                                                           3,757
            2003                                                           2,000
                                                                          ------
                                                                          $9,209
                                                                          ======

NOTES PAYABLE - OFFICER

     Notes payable - officer represents an unsecured loan from an officer of the Company with interest at 10.14% per annum, earliest occurrence of January 28, 2009 or payments due upon agreement.

STOCKHOLDERS' EQUITY

Stock Option Plan

     On October 31, 1994, the Company adopted its 1994 Stock Option Plan (the "Plan"). The Plan provides that certain options to purchase the Company's common stock granted thereunder are intended to qualify as "incentive stock options" within the meaning of

                                   Medjet Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements


     Section 422A of the United States Internal Revenue Code of 1986, while non-qualified options may also be granted under the Plan. The initial plan and subsequent amendments provide for authorization of up to 700,000 shares at December 31, 2000 and 1999, respectively. The option price per share of stock purchasable under an Incentive Stock Option shall be determined at the time of grant but shall not be less than 100% of the Fair Market Value of the stock on such date, or, in the case of a 10% Stockholder, the option price per share shall be no less than 110% of the Fair Market Value of the stock on the date an Incentive Stock Option is granted to such 10% Stockholder.

                                       Qualified and Non-Qualified Shares
                                        Under Option as of December 31,
                                        -------------------------------
                                              2000               1999
                                              ----               ----
Outstanding, beginning of year               348,550            377,550
Granted during the year                      225,000            210,000
Canceled during the year                    (133,000)          (218,727)
Exercised during the year:
  At $1.00 per share                            --              (19,588)
  At $1.70 per share                            --                 (685)
  At $3.02 per share                            --                 --
  At $5.60 per share                            --                 --
Outstanding, end of year                     440,550            348,550
                                            ========           ========

Eligible, end of year, for exercise          258,335            110,924
                                            --------           --------

Range of exercise price per share      $.05 to $7.63      $.05 to $7.63
                                       =============      =============

     At December 31, 2000 and 1999, the average exercise price and remaining contractual life were $2.81 and $2.13 per share, and 7 years 8 months and 8 years 3 months, respectively.

     At December 31, 2000 and 1999, there were 206,027 and 298,027 shares, respectively, reserved for future grants.

Warrants

     The Company has issued common stock purchase warrants separately and in conjunction with the Offering and both of the preferred stock private placements (see "Nature of Organization"), as well as to consultants and to lenders, as follows:

Warrants

     As of December 31, 2000 & 1999:

                       Exercise
 Date of    No. of     Price Per              Exercise Term
  Grant     Shares     Share        Start       Expiration     Vesting Rights
  -----     ------     ---------   --------   -------------   ----------------
 5/20/96     97,389    $3.37       5/20/96       5/20/01      25% per year
 4/20/98     18,272     4.34       4/20/98       4/20/02      100% on 4/20/98
 7/15/99     50,000     1.00       7/15/99       7/15/04      100% on 7/15/99
 7/16/99     10,000     1.37       7/16/99       7/16/01      100% on 7/16/99
11/12/99      7,500     3.50      11/12/99      11/12/04      100% on 11/12/99
12/03/99  1,365,000     3.50       2/1/00       12/03/04      100% after 1/31/00
          ---------
          1,548,161  Outstanding at December 31, 2000
          =========

                                   Medjet Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements

     There were no warrants exercised during 2000 and 1999. At December 31, 2000 and 1999, there were 1,584,161 and 158,813 shares, respectively, eligible for exercise at prices ranging from $1.00 to $10.00 per share.

Pro Forma Information

     In 1996, the Company adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation". Accordingly, no compensation expense has been recognized for stock options and warrants issued. Had compensation expense for the options and the warrants which vested in 2000 and 1999 been determined based on the fair value at the grant date commensurate with the provisions of SFAS No. 123, the Company's net loss and net loss per share for 2000 and 1999, respectively, would have been increased to the pro forma amounts indicated below:


                                               2000              1999
                                               ----              ----
          Net loss:
                As reported               $   (872,064)     $ (1,238,028)
                Pro forma                 $ (4,896,571)     $ (1,589,895)

                Basic loss per share:

                As reported               $      (0.22)     $      (0.32)
                Pro forma                 $      (1.26)     $      (0.41)


     The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in 2000 and 1999, respectively: dividend yield of 0% and 0%; expected volatility of 156 and 182%, risk-free interest rate of 4.5% in both years and expected lives of 2 years 6 months and 5 years.

RETIREMENT PLAN

     The Company sponsors a qualified 401(k) plan covering substantially all full time employees under which eligible employees can defer a portion of their annual compensation. The Company currently makes no matching contribution to the plan.


INCOME TAXES

     The income tax provision is comprised of the following:

                                             Year Ended December 31,

                                                 2000         1999
                                                 ----         ----
          State current provision              $ 4,820        $200
          State deferred provision             $36,676         --
                                               -------        ----
                                               $41,496        $200


In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss ("NOL") Carryover and Research and Development Tax Credits ("R&D Credits") to corporate taxpayers in New

                                   Medjet Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements

Jersey. During 1999, the Company entered into an agreement under which it retained a third party broker to identify a buyer for its NOL Carryover and R&D Credits. The total anticipated net proceeds of this transaction ($594,209) were recorded as a non-current deferred tax asset in the accompanying financial statements. Due to limitations placed by the State of New Jersey on the total amount of NOL Carryover and R&D Credits eligible to be sold in any one year, the sale of only a portion of the Company's NOL Carryover and R&D Credits ($327,146) was completed in 1999. The receipt of these funds was recorded as a reduction to the non-current deferred tax asset in the accompanying financial statements. The sale of the remaining balance of the Company's NOL Carryover and R&D Credits was received on December 7, 2000 for $229,427. The Company's total deferred tax asset (related entirely to the NOL Carryover and R&D Credits) and valuation allowance are as follows:


                                                           December 31,
                                                           ------------
                                                       2000            1999
                                                       ----            ----
          Total deferred tax asset, noncurrent     $ 2,020,153     $ 2,037,702
          Less valuation allowance                 $(2,020,153)    $(1,763,639)
                                                   -----------     -----------
          Net deferred tax asset, noncurrent       $         0     $   267,063
                                                   -----------     -----------


     The total change in the valuation allowance amounted to $256,514 and $294,569 for the years ended December 31, 2000 and 1999, respectively.

     The differences between income tax benefits in the financial statements and the tax benefit computed at the U.S. Federal statutory rate of 34% are as follows:

                                 Year Ended December 31,
                                 -----------------------
                                    2000         1999
                                    ----         ----
          Tax benefit               (34%)        (34%)
          Valuation allowance        34%          34%
                                    ---          ---
          Effective tax rate         --           --
                                    ===          ===


     At December 31, 2000, the Company has available approximately $7,153,061 of net operating losses to carry forward and which may be used to reduce future federal taxable income through December 31, 2020.

     At December 31, 2000, the Company has available approximately $2,576,531 of net operating losses to carry forward and which may be used to reduce future state taxable income through December 31, 2007.

COMMITMENTS AND CONTINGENCIES

     The Company leases its building and office space and automobiles. The companies' automobile lease ended in November 2000.

                                   Medjet Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements

     The following is a schedule by years of future minimum lease payments as of December 31, 2000 under operating leases that have initial or remaining non-cancelable lease terms in excess of one year:

     Year Ended December 31,

                                          2001                  74,730
                                          2002                  80,210
                                          2003                  83,000
                                          2004                  83,448
                                                              --------
         Total Minimum Lease Payments Required                $321,388
                                                              --------

     Rent expense under the operating leases totaled $78,198 and $87,024 for the years ended December 31, 2000 and 1999, respectively.

     The Company has been leasing 4,982 square feet of research and development and office space. Under the terms of the new lease, which will expire December 31, 2004.

     Beginning in 2000, the lease for the building and office space has an annual escalation factor. The above rental commitments reflect the periods during which the actual obligations arise (per the lease agreement). Rental expense has been charged to operations on straight-line basis. The associated deferred rental obligation is presented in the balance sheet as a Long-term liability of $8,599 at December 31, 2000.

     The Company believes the space currently available to it will be sufficient to meet the Company's requirements for the foreseeable future.

CAPITAL LEASES

     The Company leases certain equipment under capital leases expiring in 2002. The assets and liabilities under capital leases are recorded a lower of the present value of the minimum lease payments or the fair value of the asset at the inception of the lease. The assets are amortized over the lower of their related lease terms or their estimated productive lives. Amortization of assets under capital leases is included in depreciation expense in 2000. Properties under capital leases are as follows:

                                                December 31,
                                                ------------
                                               2000      1999
                                               ----      ----

     3-D Profiler Equipment                   $20,784    $0.00
     Less accumulated amortization            $11,702    $0.00
                                              -------    -----
       Total                                  $ 9,082    $0.00

     The following is a schedule of minimum lease payments due under capital leases as of December 31, 2000

     Year Ending December 31,
           2001                                                     $31,176
           2002                                                     $12,990

           Total net minimum capital lease payments                 $44,166
               Less amounts representing interest                   $ 3,098

                                   Medjet Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements


Present value of net minimum capital lease payments                  $41,067
Less current maturities of capital lease obligations                 $28,391
Obligations under capital leases, excluding current maturities       $12,676

Interest rates on capitalized leases is 9.848 % and is imputed based on the lower of the Company's incremental borrowing rate at the inception of each lease or the lessor's implicit rate of return.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Cash, accounts payable and accrued expenses:

          The carrying amount approximates fair value because of the short-term maturity of these instruments.

     Limitations

          Fair value estimates are made at a specific point in time, based on relevant information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

EMPLOYMENT AGREEMENTS

     In 1999, a new agreement was signed by the Chairman of the Board and Chief Executive Officer ("Executive"). This agreement, which expires on March 15, 2002, provides for a base compensation of $170,000 per year, bonuses aggregating a maximum of $60,000 for any one year based upon the attainment of certain goals and other additional compensation as may be determined by the Board of Directors (without the executives participation) in its sole discretion. The Board of Directors (without the executive's participation) could also increase such base compensation in its sole discretion. The new agreement, which can be terminated for cause and contains proprietary information, invention and non-competition provisions which prohibit disclosure of any of the Company's proprietary information and preclude competition with the Company for two years after termination of employment, also provides for the payment of an amount upon the death or disability of the executive. The agreement also provides for the grant of an option to purchase up to 150,000 shares of the Company's common stock, such option to vest over the period of the agreement.

     The Company has procured life insurance in the amount of $1 million to compensate it for the loss, through death or disability, of the Company's Chairman and Chief Executive Officer.

RECISSION OF PREFERRED SHAREHOLDERS AGREEMENT

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

                                   Medjet Inc.
                          (A Development Stage Company)
                        Notes to the Financial Statements

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

LITIGATION

The Company is a defendant in a lawsuit in which the plaintiff claims two of its employees should be named co inventors on a Medjet patent. The lawsuit has been dismissed and is being appealed by the plaintiff. In the opinion of management, the disposition of the lawsuit will not have a material adverse effect on the Company's ownership of the patent, financial position, results of operations, or cash flows.

On April 16, 1999, the Company was served with a complaint commencing a lawsuit in the United States District Court for the District of New Jersey by a former officer and director, seeking payment of $129,500 for services alleged to have been performed by the former officer and director as a temporary Co-President for the Company. The former officer and director had rejected a compensation package approved by the Company's Board of Directors and offered by the Company previously. On November 28, 2000 an agreement was reached for $30,000 in settlement of the lawsuit, in which one payment of $15,000 has been paid and the second installment of $15,000 (part of Accrued Expenses) will be paid in May 2001.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The directors and executive officers of the Company as of March 8, 2001 are as follows:

o Eugene I. Gordon, Ph.D., age 70, is the founder and Chief Executive Officer of the Company and has been a Director and Chairman of the Board since the Company's inception in December 1993. Dr. Gordon is an inventor of the Company'sHEK, hydro-therapeutic keratoplasty ("HTK") and hydro-refractive keratoplasty ("HRK") keratome technology. From 1987 to 1988, Dr. Gordon served as Senior Vice President and Director of the Research Laboratories for Hughes Aircraft Co. He joined ATT Bell Laboratories in 1957 and retired in 1983 as Laboratory Director. Dr. Gordon has served as an adjunct professor in the department of Ophthalmology at the University of Medicine and Dentistry of New Jersey since 1994, and was a professor in the Department of Electrical and Computer Engineering at the New Jersey Institute of Technology from 1990 to 1994.

o Edward E. David, Jr, Sc.D., age 76, has been a director of the Company since June 1998. Dr. David has been a business consultant specializing in research, technology and innovation management and development since 1986 and is President of Edward E. David, Inc. and Principal and Vice President of The Washington Advisory Group, LLC, a consulting and advisory service for industry, academia, and governments. From 1977 to 1986, Dr. David served as President of Exxon Research and Engineering, where he directed research, development, engineering and technical services activities. From 1970 to 1973, Dr. David served as the Science Advisor to the President of the United States and as the Director of the White House Office of Science and Technology. Dr. David currently serves on the boards of Aquasearch, Inc., Protein Polymer Technologies Inc. and Spacehab, Inc., each of which is publicly-traded.

o William C. Hittinger, age 78, has been a director of the Company since July 1999. Mr. Hittinger has been a business consultant since retiring in 1986 as an Executive Vice President of RCA Corporation. While at RCA, Mr. Hittinger's responsibilities included corporate technology, patents, licensing, international business and marketing development, and corporate technology planning. Prior to joining RCA in 1970, Mr. Hittinger was President of General Instrument Corp. Mr. Hittinger has previously served as a director of UNC Inc., Biotechnic International Inc., Stabler Companies, Bethlehem Steel Corp., Thomas and Betts Corp. and The Allen Bradley Company. He has also served as Chairman of the Board of Trustees and Interim President of Lehigh University. Mr. Hittinger is a Fellow of the Institute of Electrical and Electronics Engineers, a Fellow of the Royal Society of Arts, and a member of the National Academy of Engineering. Mr. Hittinger was a member of President Reagan's National Security Telecommunications Advisory Committee from 1982 to 1986 and a member of the U.S. - Brazil Presidential Committee on Science and Technology in 1987.

o Ronald B. Odrich, DDS, age 69, has been a director of the Company since July 1999. Dr. Odrich has, since 1963, been engaged in the private practice of dentistry, with a specialization in periodontology. Since 1997, Dr. Odrich has been a director of Park Avenue Periodontal Associates, P.C., located in New York City. Dr. Odrich has had several teaching appointments and has, since 1992, served as a guest lecturer and associate professor in the Division of Periodontics, School of Dental and Oral Surgery, Columbia University. In addition to being a Diplomate of the American Academy of Periodontology, Dr. Odrich is a member of the Academy of Osseointegration, the American Academy of Implantology and the American Dental Association.

o Elias Snitzer, Ph.D., age 76, has been a director of the Company since July 1999. Dr. Snitzer has, since 1989, been affiliated with Rutgers University as a Professor of Ceramic Science and Engineering and currently as Professor Emeritus in the Department of Ceramics and Materials Science. Since 1995, Dr. Snitzer has been President of Photo Refractive Enterprises, Inc., a privately-held optical fiber waveguide equipment developer and marketer. Prior to that, Dr. Snitzer has held various senior industrial and research positions at Polaroid, United Technologies, American Optical Corporation and Honeywell. His honors and awards include the George Money Award of the American Ceramic Society, IEEE Quantum Electronics Award, the Charles Townes Award of OSA, the John Tyndall Award of OSA/IEEE and election to the National Academy of Engineering.

     Cheryl Blake, age 37, has been an officer of the Company since August 2000. Ms. Blake received a Bachelors Degree of Business Administration from Bryant College. Ten years of Ms. Blake's career was spent in banking handling Commercial Lending and Branch Management. She has been a Controller for two business with sales under $10 Million. Ms. Blake has served as a Director on several different Rotary Clubs Boards, the Better Business Bureau of Central Jersey, and Ravens Crest East Condominium Association. She was appointed by the Mayor of Hamilton Township to serve on the Economic Development Advisory Commission.

Compensation of Directors

Directors who are officers or employees of the Company receive no additional cash compensation for service as members of the Board of Directors or any committee of the Board. However, each outside director will be granted, in connection with his or her election and reelection as a director, options pursuant to the Company's Stock Option Plan, to purchase 10,000 shares of Common Stock with an exercise price equal to the fair market value per share of the Common Stock on the date of grant. The options will vest upon the earlier of one year from the date of grant or the day immediately preceding the subsequent annual meeting of stockholders, provided that such director has served as a director of the Company through such date. Outside directors are reimbursed for out-of-pocket expenses incurred in connection with attendance of meetings of the Board of Directors. In 2000, Drs. David, Odrich and Snitzer and Mr. Hittinger each received options to purchase 10,000 shares of Common Stock with an exercise price of $0.74 per share.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, certain officers and persons holding more than 10% of a registered class of the Company's equity securities to file reports of ownership and reports of changes in ownership with the SEC and to furnish the Company with copies of all such reports that they file. The Company believes that, during 2000, all such persons complied with all reporting requirements under Section 16(a), on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to, the Company's Chairman of the Board and Chief Executive Officer (the "Named Executive Officer"), with respect to the years ended December 31, 2001,1999, and 1998. There were no other executive officers of the Company whose cash and cash equivalent compensation exceeded $100,000 during the last fiscal year.

                           Summary Compensation Table

                                                                                      Long-Term Awards
                                                          Annual Compensation            Compensation
                                                      ---------------------------  -----------------------
                                                                   Other Annual     Securities Underlying
Name and Principal Position    Year     Salary ($)    Bonus ($)  Compensation ($)        Options (#)
---------------------------    ----     ----------    ---------  ----------------  -----------------------
Eugene I. Gordon               2000      $170,000      $20,000       $1,174 (1)               --
Chairman of the Board and      1999      $141,667      $20,000       $1,524 (1)            150,000
 Chief Executive Officer
                               1998      $155,500         --         $1,722 (1)             42,500

(1)  Consists of payment of annual life insurance premiums.

Stock Option Grants

No options to purchase Common Stock were granted by the Company to the Named Executive during 2000.

Year-End Option Values

The following table sets forth information regarding the number and year-end value of unexercised options held at December 31, 2000 by the Named Executive Officer. No stock options were exercised by the Named Executive Officer during fiscal 2000.

                               2000 Option Values
             Number of Securities            Value of Unexercised
            Underlying Unexercised            "In-the-Money" (1)
              Options at Fiscal                Options at Fiscal
                 Year-End (#)                    Year-End ($)
          Exercisable/Unexercisable        Exercisable/Unexercisable
          -------------------------        -------------------------
                125,840/66,660                      $ - /$ -

(1) Options are considered "in-the-money" if the fair market value of the underlying securities exceeds the exercise price of the options.

Employment Agreements

In 1999, the Company and Eugene I. Gordon, its Chairman of the Board and Chief Executive Officer, entered into an employment agreement, which expires on March 15, 2002. Provides for a base compensation of $170,000 per year, bonuses aggregating a maximum of $60,000 per year based upon the attainment of certain goals, and other additional compensation as may be determined by the Board of Directors (without the participation of Dr. Gordon) in its sole discretion. The Board of Directors (without the participation of Dr. Gordon) could also increase such base compensation in its sole discretion. Under the agreement, Dr. Gordon was also issued a total of 150,000 options to purchase Common Stock, pursuant to the Company's Stock Option Plan, with an exercise price equal to the fair market value per share of the Common Stock on the date of grant, such options vesting ratably over the three-year term of the agreement as long as Dr. Gordon remains an employee. The agreement also provides for payment of up to one year's total compensation if Dr. Gordon's employment with the Company is terminated for any reason other than for cause, death or disability.

The agreement can be terminated for cause and contains proprietary information, invention and non-competition provisions, which prohibit disclosure of any of the Company's proprietary information and preclude Dr. Gordon's competition with the Company for a period of two years after the termination of his employment with the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 31, 2000 by (i) each person known to the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each director of the Company, (iii) the Named Executive Officer and (iv) all executive officers and directors of the Company, as a group. All information with respect to beneficial ownership has been furnished to the Company by the respective stockholders of the Company.

                                                                  Sharesof Beneficially   Percentage of
                                                                         Owned (1)          Class (1)
                                                                         ----------         ---------
  Name and Address of Beneficial Owner

Richard Grossman (2)..........................................       1,989,000 (3)(4)          33.8%
Orin Hirschman (2)............................................       1,983,800 (4)(5)          33.7
Eugene I. Gordon (6)..........................................       1,767,527 (7)             43.35
Adam-Jack M. Dodick, MD General Partnership (2)...............         260,000 (8)              6.3
Edward E. David, Jr. (6)......................................          35,000 (9)              *
William C. Hittinger (6)......................................          15,000 (9)              *
Ronald B. Odrich (6)..........................................          23,000 (10)             *
Elias Snitzer (6).............................................          15,000 (9)              *
All executive officers and directors as a group (6 persons)...       1,858,305 (11)           44.78%

----------
*    Represents beneficial ownership of less than 1% of the Common Stock.

(1) Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to convertible securities or options and warrants held by that person that are currently convertible or exercisable, or that are convertible or exercisable within 60 days of December 31, 2000, are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, the beneficial owner named in the table has sole voting and investment power with respect to the shares set forth opposite such beneficial owner's name.

(2) Each such person's business address is 101 East 52nd Street, New York, New York 10022.

(3) Consists of 832,000 shares issuable upon conversion of Series B Preferred Stock and 1,157,000 shares issuable upon exercise of Private Placement Warrants. Mr. Grossman, together with his wife, Ana Grossman, as joint tenants with right of survivorship, owns directly 104,000 of the shares shown, consisting of 52,000 shares issuable upon conversion of Series B Preferred Stock and 52,000 shares issuable upon exercise of Private Placement Warrants.

(4) Mr. Grossman and Mr. Hirschman may be deemed the beneficial owners of 1,885,000 of the shares shown by virtue of being co-owners of each of Adam Smith & Company, Inc.

     ("ASC"), Adam Smith Capital Management LLC ("ASCM"), and Diamond Capital Management, Inc. ("DCM"). DCM is the Investment Manager of Adam Smith Investments, Ltd., a British Virgin Islands corporation ("ASI"). ASCM is the sole general partner of Adam Smith Investment Partners, L.P. ("ASIP"). Mr. Grossman and Mr. Hirschman are the sole officers and directors of ASC and DCM and the only member-managers of ASCM. All of such 1,885,000 shares are owned, directly or indirectly, by ASC, DCM, ASI and ASCM.

(5) Includes 829,400 shares issuable upon conversion of Series B Preferred Stock and 1,154,400 shares issuable upon exercise of Private Placement Warrants. Mr. Hirschman owns directly 98,800 of the shares shown, including 49,400 shares issuable upon conversion of Series B Preferred Stock and 49,400 shares issuable upon exercise of Private Placement Warrants.

(6) Each such person's business address is 1090 King Georges Post Road, Suite 301, Edison, New Jersey 08837.

(7)  Includes 175,840 shares subject to exercisable options and warrants.

(8) Consists of 130,000 shares issuable upon conversion of Series B Preferred Stock and 130,000 shares issuable upon exercise of Private Placement Warrants.

(9)  Consists of shares subject to exercisable options.

(10) Includes 10,000 shares subject to exercisable options.

(11) Includes 248,618 shares subject to exercisable options and warrants.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During March 1999, Dr. Gordon agreed to make available to the Company a loan of up to $250,000. Under the terms of this agreement, the Company issued to Dr. Gordon warrants to purchase up to 50,000 shares of the Company's Common Stock and pays a market interest rate on amounts borrowed. During 2000, amounts advanced under this agreement totaled $129,000. At December 31, 2000, none of this amount had been repaid. The Company plans to use the remainder of the loan in 1st quarter 2001 for working capital.

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

    Exhibit                         Description of
     Number                            Document
     ------                            --------

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

        4.6 Settlement Agreement, dated January 28, 2000, by and among the Registrant and the Investors (incorporated herein by reference to the Registrant's Report on Form 10-KSB filed on December 31,
                1999).

        +10.1 Employment Agreement between the Registrant and Eugene I. Gordon, dated as of April 9, 1999. (incorporated herein by reference to the Registrant's Report on Form 10-KSB filed on December 31, 1999)

        +10.2 The Medjet Inc. 1994 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form SB-2, Registration No. 333-3184).

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

        10.6 Third Amendment to Lease between the Registrant and BCE Associates, L.P., dated March 25, 1999. (incorporated herein by reference to the Registrant's Report on Form 10-KSB filed on December 31, 1999)

        10.17 Exclusive License Agreement, effective as of July 22, 1998, between the Company and Nestle S.A. (incorporated herein by reference to Exhibit 10 to the Registrant's Form 10-QSB for the quarter ended September 30, 1998).

        *11     Computation of Net (Loss) Per Common Share.

        *24.1   Power of Attorney (included on signature page).


*Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Edison, State of New Jersey, on the 12th day of April, 2001.


                                                      MEDJET INC.

                                             By: /s/ Eugene I. Gordon
                                                 -----------------------
                                                   Eugene I. Gordon,
                                               Chairman of the Board and
                                                Chief Executive Officer


KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Eugene I. Gordon and Cheryl Blake, and each of them individually, his true and lawful attorney-in-fact, proxy and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to act on, sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, proxies and agents, and each of them individually, full power and authority to do and perform each and every act and thing necessary and appropriate to be done in and about the premises, as fully as he might or could do in person, hereby approving, ratifying and confirming all that said attorneys-in-fact, proxies and agents or any of his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 12th day of April 2001.


       Signature(s)                Title(s)                       Date
       ------------                --------                       ----

    /s/ Eugene I. Gordon           Chairman of the Board and      April 12, 2001
    -----------------------        Chief Executive Officer
    Eugene I. Gordon


    /s/ Cheryl Blake               Vice President - Finance and   April 12, 2001
    -----------------              Human Resources
    Cheryl Blake

    /s/ Edward E. David, Jr.       Director                       April 12,2001
    ---------------------------
    Edward E. David, Jr.

    /s/ William C. Hittinger       Director                       April 12, 2001
    ---------------------------
    William C. Hittinger


    /s/ Ronald B. Odrich           Director                       April 12, 2001
    -----------------------
    Ronald B. Odrich

    /s/ Elias Snitzer              Director                       April 12, 2001
    ----------------------
    Elias Snitzer

CORPORATE INFORMATION

Corporate Offices

MEDJET INC.
1090 King Georges Post Road
Suite 301
Edison, New Jersey 08837
(732) 738-3990
(732) 738-3984 FAX

Directors
Eugene I. Gordon, Ph.D.
Chairman of the Board and Chief Executive Officer

Edward E. David, Jr., Sc.D.
President, Edward E. David, Inc.

William C. Hittinger
Business Consultant, formerly Executive Vice President, RCA Corporation, and formerly Interim President, Lehigh University

Ronald B. Odrich, DDS
Director, Park Avenue Periodontal Associates

Elias Snitzer, Ph.D.
Professor Emeritus, Department of Ceramic Science and Engineering, Rutgers University

Executive Officers
Eugene I. Gordon, Ph.D.
Chairman of the Board and Chief Executive Officer

Cheryl Blake
Vice President - Finance and Human Resources, Secretary and Treasurer

Securities Listing
The Company's Common Stock trades on the OTC Bulletin Board under the symbol MDJT.OB

Independent Auditors
Rosenberg Rich Baker Berman and Company
Bridgewater, New Jersey

Legal Counsel
Kelley Drye & Warren LLP
New York, New York

Transfer Agent and Registrar
Continental Stock Transfer & Trust Company
New York, New York
(212) 509-4000

Annual Report on Form 10-KSB
The Company's Annual Report on Form 10-KSB contained herein for the year ended December 31, 2000 is not accompanied by the exhibits, which were filed with the Securities and Exchange Commission. The Company will furnish any such exhibits to those stockholders who request the same upon payment to the Company of its reasonable expenses in furnishing such exhibits. Requests for any such exhibits should be made to:

         Investor Relations Department
         Medjet Inc.
         1090 King Georges Post Road
         Suite 301
         Edison, New Jersey 08837