Form 10-Q
period 2001-03-31
MEDJET INC
filed 2001-04-27
CIK 932265

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
                                                        --  --

                         Commission File Number: 1-11765

                                   MEDJET INC.
          ( Name of Small Business Issuer as Specified in its Charter)

           DELAWARE                                      22-3283541
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

                     1090 King Georges Post Road, Suite 301
                            Edison, New Jersey 08837
                    (Address of Principal Executive Offices)

                                 (732) 738-3990
                (Issuer's Telephone Number, Including Area Code)


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

     As of April 27, 2001, 3,931,700 shares of Common Stock, par value $.001 per share, were outstanding.

     Transitional Small Business Disclosure Format: Yes [ ] No [X]


================================================================================

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                   MEDJET INC.
                          (A Development Stage Company)
                         Condensed Interim Balance Sheet
                                 March 31, 2001
                                   (Unaudited)

                                     ASSETS
Current Assets:
     Cash and cash equivalents                                                     $     1,590
     Prepaid expenses                                                                   20,963
     Current portion of note receivable                                                  3,076
                                                                                   -----------
              Total Current Assets                                                      25,629

  Note Receivable, less current portion                                                  5,297
  Property and Equipment - less accumulated depreciation of $392,908                   106,339
  Patents and Trademarks - less accumulated amortization of $42,117                    230,822
  Security deposits                                                                      4,837
                                                                                   -----------

              Total Assets                                                         $   372,924
                                                                                   ===========

                  LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

  Current Liabilities:
     Accounts payable and accrued liabilities                                      $   264,187
     Notes payable - Officer                                                           148,500
     Current Portion of Capital Lease Obligation                                        23,382
                                                                                   -----------
              Total Current Liabilities                                                436,069
     Deferred Rental Obligation                                                          9,466
     Capital Lease Obligation Less Current Portion                                      10,510
                                                                                   -----------
                                                                                       456,044
                                                                                   -----------
  Stockholders' Equity:
     Preferred stock, $.01 par value, 1,000,000 shares authorized, 10,400 shares
        designated as Series B Convertible Preferred issued and outstanding                104
     Common stock, $.001 par value, 30,000,000 shares authorized,
        3,935,220 shares issued and 3,901,431 shares outstanding                         3,935
     Additional paid-in capital                                                      7,365,932
     Accumulated deficit (including deficit accumulated during development stage of $8,956,391 of which $1,556,204 was applied to additional
        paid-in capital upon conversion from an "S" to a "C" corporation)           (7,451,391)
     Less: Treasury stock, 33,789 shares, at cost                                       (1,700)
                                                                                   -----------
              Total Stockholders' Equity (Deficit)                                     (83,120)
                                                                                   -----------

  Total Liabilities and Stockholders' Equity (Deficit)                             $   372,924
                                                                                   ===========


            See notes to the condensed interim financial statements.


                                   MEDJET INC.
                          (A Development Stage Company)
                   Condensed Interim Statements of Operations
               For The Three Months Ended March 31, 2001 and 2000
   And The Period From December 16, 1993 (Date of Inception) to March 31, 2001
                                   (Unaudited)

                                            Three Months Ended               Period from
                                                 March 31,                    December 16,
                                      ------------------------------     1993 (Inception) to
                                         2001               2000            March 31, 2001
                                      -----------        -----------    ---------------------
Revenues:
License fee income                    $      --          $      --          $  1,200,000
                                      -----------        -----------        ------------
Total revenues                               --                 --             1,200,000
                                      -----------        -----------        ------------

Expenses:
Research, development,
  general and administrative              295,938            350,716          10,980,813
                                      -----------        -----------        ------------
Total expenses                            295,938            350,716          10,980,813
                                      -----------        -----------        ------------

Loss from Operations                     (295,938)          (350,716)         (9,780,813)

Other Income (Expense):
Net interest income (Expense)              (2,392)            10,992             273,309
                                      -----------        -----------        ------------

Loss Before Income Tax                   (298,330)          (339,724)         (9,507,504)

Income tax                                   --                 --              (551,443)
                                      -----------        -----------        ------------
Net Loss                                 (298,330)          (339,724)         (8,956,061)

Dividends on Preferred Stock                 --                 --               184,923
                                      -----------        -----------        ------------

Net Loss Attributable to
Common Shareholders                   $  (298,330)       $  (339,724)       $ (9,140,984)
                                      ===========        ===========        ============

Net Loss Per Share                    $     (0.08)       $     (0.09)       $      (2.87)
                                      ===========        ===========        ============

Weighted average common
   shares outstanding                   3,901,431          3,901,431           3,189,565
                                      ===========        ===========        ============


            See notes to the condensed interim financial statements.


                                   MEDJET INC.
                          (A Development Stage Company)
                   Condensed Interim Statements of Cash Flows
               For The Three Months Ended March 31, 2001 and 2000
   And The Period From December 16, 1993 (Date of Inception) to March 31, 2001
                                   (Unaudited)

                                                                     For the Three Months Ended         Period from
                                                                              March 31,                 December 16,
                                                                    ----------------------------    1993 (Inception) to
                                                                       2001              2000          March 31, 2001
                                                                    ---------        -----------    -------------------
Cash Flows from Operating Activities                                $(191,709)       $  (311,266)       $(8,295,171)

Cash Flows from Investing Activities                                   (9,866)           (43,769)          (719,691)

Cash Flows from Financing Activities                                   19,500            (50,000)         9,092,434
                                                                    ---------        -----------        -----------

Net Increase (Decrease) in Cash and Cash Equivalents                 (182,075)          (405,035)            77,572

              Cash and Cash Equivalents - Beginning of Period         183,665          1,063,749               --
                                                                    ---------        -----------        -----------

              Cash and Cash Equivalents - End of Period             $   1,590        $   658,714        $    77,572
                                                                    =========        ===========        ===========


Supplemental Disclosures of Cash Flow Information:

Cash Paid for:
     Income taxes                                                   $    --          $      --          $       600
                                                                    =========        ===========        ===========
     Interest expense                                               $   3,827        $     3,811        $    29,312
                                                                    =========        ===========        ===========


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

          The Condensed Interim Financial Statements included herein reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of results to be expected for the entire year ending December 31, 2001.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Quarterly Report on Form 10-QSB, including any documents that are incorporated by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Generally, such statements are indicated by words or phrases such as "anticipates," "expects," "intends," "believes" and similar words and phrases. Such statements are based on the Company's current expectations and are subject to risks, uncertainties and assumptions. Certain of these risks are described below or in Part I, Item 6 of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000, on file with the Securities and Exchange Commission, and are incorporated herein by this reference. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected, intended or believed.

GENERAL

The Company is engaged in research and development for manufacture of medical technology, with a current emphasis on ophthalmic surgical technology and equipment, and has developed a proprietary technology and derivative devices for corneal surgery based on microjets. The Company expects, during the remainder of 2001, assuming the appropriate regulatory clearances are obtained, to continue its research and development activities, focusing principally on ophthalmic surgical technology and equipment, and to offer for sale its first microjet microkeratome product. It also expects to commence early exploratory work on dental applications of microjet technology. The Company is a development stage company.

RESULTS OF OPERATIONS

The Company has not yet initiated sales of its products and, consequently, had no sales revenues during the three months ended March 31, 2001.

Total expenses during the three months ended March 31, 2001 decreased by $54,778 (16 %) to $295,938 from $350,716 for the comparable period of 2000. This was primarily due to a decrease in legal fees, related to the NJIT litigation, and by a reduction of staff salaries. The Company also continued to curtail certain operational activities in order to conserve its existing capital. See "Liquidity and Capital Resources" below.

Other income/(expense) consists of interest income, interest expense and finance charges. Net interest income for the three months ended March 31, 2001 decreased by $12,600 to $(2,392) from $10,992 for the comparable period of 2000. This decrease resulted principally from loss of income earned on the Company's short-term investments, which were lower in the 2001 period, and the increased borrowing interest expense.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, the Company's working capital was $1590. During March 1999 Dr. Eugene I. Gordon, The Company's Chairman and Chief Executive Officer, agreed to provide a $250,000 line of credit to the Company. As of April 17, 2001, $84,700 remained available for use by the Company.

Throughout  the  fourth  quarter  of 2000  and into  2001,  the  Company  sought additional  capital  to  finance  its  2001  business  plan.  Pending  obtaining
additional  financing,   the  Company  made  the  decision  to  curtail  several
operational activities as well as to cut its employees' salaries in order to conserve its existing capital. The specific goal was to reduce the Company's monthly expenditures by 80%, to approximately $27,000.

During March 1999, Dr. Gordon agreed to make available to the Company a loan of up to $250,000. Under the terms of this agreement, the Company issued to Dr. Gordon warrants to purchase up to 50,000 shares of the Company's Common Stock and agreed to pay a market interest rate on amounts borrowed. Through March 31, 2001, amounts advanced under this agreement totaled $148,500. At March 31, 2001, $148,500 of this amount, plus accrued interest, had been repaid.

GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $298,330 during the quarter ended March 31, 2001. As of that date, the Company's cash was only $1,590 with a line of credit from Dr. Gordon of $101,500 still available. As of March 31, 2001 the Company's current liabilities exceeded its current assets by $37,261. As a result of these factors, as well as the absence of a firm commitment for financing, the Company can no longer be characterized as a going concern. Management of the Company is developing a plan to reduce its costs and is evaluating financial and strategic options. The ability of the Company to continue is dependent on successful completion of one or more of these opportunities. As a result of the change in status, the financial statements include adjustments to the Deferred Tax Asset and the potential for filing future NOL's to the State of New Jersey's program for tax credit.

The Company anticipates that its cash on hand, plus the line of credit available from Dr. Gordon will be sufficient to meet the Company's needs to June 1, 2001. The Company does require additional financing prior to June 1, 2001 in order to maintain its current operations. Moreover, during 2001, the Company intends to seek additional funding in order to accelerate its product development efforts and augment its working capital. The Company currently has no commitment or arrangement for any capital, and there can be no assurance whether or on what terms it will be able to obtain any needed capital. If additional financing is not available, the Company would be materially adversely affected and be required to further curtail or cease altogether its current operations.

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

Although the Company currently intends to undertake the manufacture and marketing of its microjet products on a limited scale, it continues to have discussions with several potential strategic partners and is investigating other possible arrangements for larger-scale manufacturing, marketing and distribution. These discussions are in the early stages, and no formal understanding or agreement has been reached with any potential strategic partner. The Company's objective in entering into any such arrangements in addition would be to obtain adequate funding to support development of other products, in addition to their manufacture, promotion and marketing. To the extent that the Company fails to enter into such arrangements, the Company would be subject to the risks and uncertainties described under "Additional Factors That May Affect Future Results - No Manufacturing Experience; Dependence on Third Parties," in the Company's Annual Report on Form 10-KSB, which information is incorporated herein by reference.

The Company's dependence on third parties for the manufacture of components of its products may adversely affect the Company's profit margins and its ability to develop and deliver such products on a timely basis. Moreover, there can be no assurance that such third parties will perform adequately, and any failures by third parties may delay the submission of products for regulatory approval, impair the Company's ability to deliver products on a timely basis, or otherwise impair the Company's competitive position and any such failure could have a material adverse effect on the Company.

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

                           PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            None

        (b) Reports on Form 8-K

            None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 27, 2001               MEDJET INC.


                                    /s/ Eugene I. Gordon
                                    --------------------------------------------
                                    Eugene I. Gordon, Ph.D.
                                    Chairman of the Board and
                                     Chief Executive Officer


                                    /s/ Cheryl A. Blake
                                    --------------------------------------------
                                    Cheryl A. Blake
                                    Vice President - Finance and
                                    Human Resources
                                    (Principal financial and accounting officer)