Form 10QSB
period 2001-06-30
MEDJET INC
filed 2001-08-14
CIK 932265

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

                         Commission File Number: 1-11765

                                   MEDJET INC.
           (Name of Small Business Issuer as Specified in its Charter)

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES|X| NO|_|

         As of July 31, 2001, 3,901,431 shares of Common Stock, par value $.001 per share, were outstanding.

         Transitional Small Business Disclosure Format:  Yes |_|  No |X|




================================================================================

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

                                       MEDJET INC.
                              (A Development Stage Company)
                             Condensed Interim Balance Sheet
                                       June 30, 2001
                                       (Unaudited)


                                          ASSETS

Current Assets:
Cash and cash equivalents                                                    $      21,746
Prepaid expenses                                                                     8,662
                                                                            ---------------
             Total Current Assets                                                   30,408
                                                                            ---------------

Property and Equipment - less accumulated depreciation of $405,003                  94,242
Patents and Trademarks - less accumulated amortization of $43,950                  244,147
Deferred tax asset                                                                       -
Security deposits                                                                    4,837
                                                                            ---------------
             Total Assets                                                   $      373,634
                                                                            ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
     Accounts payable and accrued liabilities                                $     325,242
     Notes payable - Officer                                                       228,600
     Capital Lease Obligation                                                       26,883
                                                                            ---------------
             Total Liabilities                                                     580,725
                                                                            ---------------

Stockholders' Equity:
     Common stock, $.001 par value, 30,000,000 shares authorized,
       3,935,220 shares issued and 3,901,431 shares outstanding                      3,935
     Preferred stock, $.01 par value, 1,000,000 shares authorized, 10,400 shares
       designated as Series B Convertible Preferred issued and outstanding             104
     Additional paid-in capital                                                  7,365,932
     Accumulated deficit (including deficit accumulated during development stage of $9,278,481 of which $1,556,204 was applied to
additional paid-in capital upon conversion from an "S" to a "C" corporation)    (7,575,362)
     Less: Treasury stock, 33,789 shares, at cost                                   (1,700)
                                                                            ---------------
             Total Stockholders' Equity (Deficit)                                 (207,091)
                                                                            ---------------

Total Liabilities and Stockholders' Equity (Deficit)                         $     373,634
                                                                            ===============

                 See notes to the condensed interim financial statements.

                                   MEDJET INC.
                          (A Development Stage Company)
                   Condensed Interim Statements of Operations
            For The Three and Six Months Ended June 30, 2001 and 2000
   And The Period From December 16, 1993 (Date of Inception) to June 30, 2001
                                   (Unaudited)



                                           Three Months Ended              Six Months Ended              Period from
                                                June 30,                       June 30,                  December 16,
                                      -----------------------------  ------------------------------   1993 (Inception) to
                                          2001            2000           2001            2000           June 30, 2001
                                      --------------  -------------  -------------   --------------  --------------------
 Revenues:
 Revenue                                  $ 100,500       $    -        $ 100,500        $    -           $    1,300,500
                                      --------------  -------------  -------------   --------------  --------------------
 Total revenues                           $ 100,500       $    -        $ 100,500        $    -           $    1,300,500
                                      --------------  -------------  -------------   --------------  --------------------


 Expenses:
 Research, development,
      general and administrative            219,073        363,222        515,416          713,938            11,374,056
                                      --------------  -------------  -------------   --------------  --------------------
 Total expenses                             219,073        363,222        515,416          713,938            11,374,056
                                      --------------  -------------  -------------   --------------  --------------------

 Loss from Operations                      (118,573)      (363,222)      (414,916)        (713,938)          (10,073,556)

 Other Income (Expense):
 Interest Income                                 91          7,565          1,525           21,845               343,820
 Interest Expense                            (4,881)        (4,641)        (8,709)          (7,929)              (75,302)
                                      --------------  -------------  -------------   --------------  --------------------
                                             (4,790)         2,924         (7,184)          13,916               268,518
                                      --------------  -------------  -------------   --------------  --------------------

        Loss Before Income Tax             (123,363)      (360,298)      (422,100)        (700,022)           (9,805,038)

               Income tax                       200            240            200              240              (526,557)
                                      --------------  -------------  -------------   --------------  --------------------

   Net Loss                                (123,563)      (360,538)      (422,300)        (700,262)           (9,278,481)

 Dividends on Preferred Stock                  -              -              -                -                  184,923
                                      --------------  -------------  -------------   --------------  --------------------


 Net Loss Attributable to
 Common Shareholders                     $ (123,563)    $ (360,538)    $ (422,300)      $ (700,262)       $   (9,463,404)
                                      ==============  =============  =============   ==============  ====================


 Net Loss Per Share                      $    (0.03)    $    (0.09)    $    (0.11)      $    (0.18)       $        (2.92)
                                      ==============  =============  =============   ==============  ====================

     Weighted average common and
     equivalent shares outstanding        3,901,431      3,901,431      3,901,431        3,901,431             3,237,104
                                      ==============  =============  =============   ==============  ====================

            See notes to the condensed interim financial statements.

                                   MEDJET INC.
                          (A Development Stage Company)
                   Condensed Interim Statements of Cash Flows
                 For The Six Months Ended June 30, 2001 and 2000
   And The Period From December 16, 1993 (Date of Inception) to June 30, 2001
                                   (Unaudited)




                                                                          For the Six Months Ended          Period from
                                                                                  June 30,                  December 16,
                                                                        ------------------------------   1993 (Inception) to
                                                                             2001            2000           June 30, 2001
                                                                        -------------   --------------  --------------------

Cash Flows from Operating Activities                                     $ (236,494)      $ (732,587)       $   (8,210,440)

Cash Flows from Investing Activities                                        (25,025)         (49,241)             (869,348)

Cash Flows from Financing Activities                                         99,600          (50,000)            9,101,534
                                                                        -------------   --------------  --------------------


Net Increase (Decrease) in Cash and Cash Equivalents                       (161,919)        (831,828)               21,746

              Cash and Cash Equivalents - Beginning of Period               183,665        1,063,749                     -
                                                                        -------------   --------------  --------------------

              Cash and Cash Equivalents - End of Period                  $   21,746      $   231,921       $        21,746
                                                                        =============   ==============  ====================




Supplemental Disclosures of Cash Flow Information:

              Cash paid for:
                  Income taxes                                           $      200      $       200       $           800
                                                                        =============   ==============  ====================
                  Interest expense                                       $    4,881      $     8,252       $        44,983
                                                                        =============   ==============  ====================



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

          The Condensed Interim Financial Statements included herein reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2001.

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

GENERAL

The Company is engaged in research and development for manufacture of medical devices based on its proprietary microjet technology, with a current emphasis on ophthalmic surgical equipment for corneal surgery. The Company expects, during the remainder of 2001, assuming the appropriate regulatory clearances are obtained, to continue its research and development activities, focusing principally on ophthalmic surgical equipment, and to offer for sale its first microjet microkeratome product. It also expects to commence as early as possible exploratory work on dental applications of microjet technology. The Company is a development stage company.

RESULTS OF OPERATIONS

The Company has not yet initiated sales of its products. The Company generated revenues of $100,500 during the three and six months ended June 30, 2001, almost entirely resulting from the execution of a research and cost sharing agreement with a third party in June 2001. In the comparable periods in 2000, no revenue was received.

Total expenses during the three months ended June 30, 2001 decreased by $144,149 (40%) to $219,073 from $363,222 for the comparable period of 2000. This was primarily due to a decrease in salary expenses due to voluntary salary reductions and a decrease in legal fees, principally related to the reduced activities in the NJIT litigation. The Company also continued to curtail certain operational activities in order to conserve its existing capital. See "Liquidity and Capital Resources" below.

During the six months ended June 30, 2001, total expenses decreased by $198,522 (28%) to $515,416 from $713,938 for the comparable period of 2000, generally for the same reasons as during the three-month period.

Net interest income for the three months ended June 30, 2001 decreased by $7,714 to $(4,790) from $2,924 for the comparable period of 2000. These changes resulted principally from loss of income earned on the Company's short-term investments, which were higher in the 2000 period, and the increased borrowing interest expense.

For the six months ended June 30, 2001, net interest income decreased by $21,100 to $(7,184) from $13,916 for the comparable period of 2000 for the same reasons as during the three-month period.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, the Company's cash and cash equivalents was $21,746. During March 1999, Dr. Eugene I. Gordon, the Company's Chairman and Chief Executive Officer, agreed to provide a $250,000 line of credit to the Company. As of June 30, 2001 $21,400 remained available for use by the Company.

Under the terms of this agreement, the Company issued to Dr. Gordon warrants to purchase up to 50,000 shares of the Company's Common Stock and agreed to pay a market interest rate on amounts borrowed. Through June 30, 2001, amounts advanced under this agreement totaled $228,600. At June 30, 2001, this amount had not been repaid.

Throughout the second half of 2000 and into 2001, the Company sought additional capital to finance its 2000 and 2001 business plans. Pending a commitment for additional financing, the Company made the decision to curtail several operational activities as well as to cut its employees' salaries in order to conserve its existing capital. The specific goal was to reduce the Company's monthly expenditures by 80%, to approximately $27,000.

GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $(123,563) during the quarter ended June 30, 2001. As of that date, the Company's cash was only $21,746 with a line of credit from Dr. Gordon of $21,400 still available. As of June 30, 2001 the Company's current liabilities exceeded its current assets by $550,317. As a result of these factors, as well as the absence of a firm commitment for financing, the Company can no longer be characterized as a going concern. Management of the Company is developing a plan to reduce its costs and is evaluating financial and strategic options. The ability of the Company to continue is dependent on successful completion of one or more of these opportunities. As a result of the change in status, the financial statements include adjustments to the deferred tax asset and the potential for filing future NOL's to the State of New Jersey's program for tax credit.

The Company anticipates that its cash on hand, plus the line of credit available from Dr. Gordon and the sale of its New Jersey State NOL Carryover and R&D Credits, will be sufficient to meet about half of the Company's 2001 working capital and planned capital expenditure requirements. The Company will require additional financing prior to the end of 2001 in order to maintain its current operations and it is actively involved in discussions with potential sources. The Company currently has no commitment or arrangement for any capital, and there can be no assurance whether or on what terms it will be able to obtain any needed capital. If additional financing is not available, the Company would be materially adversely affected and would be required to further curtail or cease altogether its current operations.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company has been in the development stage and has not sold any products. To date, the Company's research and development activities on vision correction devices have been limited to constructing and testing experimental versions of microkeratomes for eye surgery and conducting a limited number of feasibility studies using enucleated porcine, rabbit and human cadaver eyes and live rabbits to prove that the beam of water can smoothly incise and shape the anterior surface of the cornea and that the cornea will heal properly after the surgery.

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

Dated:   August 14, 2001

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