Form 10-Q
period 2001-09-30
MEDJET INC
filed 2001-11-13
CIK 932265

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______

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

         As of October 31, 2001, 3,901,431shares of Common Stock, par value $.001 per share, were outstanding.

         Transitional Small Business Disclosure Format:          Yes |_|  No |X|




================================================================================

                                Part l - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                                         MEDJET INC.
                                (A Development Stage Company)
                               Condensed Interim Balance Sheet
                                      September 30, 2001
                                         (Unaudited)

                                            ASSETS

Current Assets:
Cash and cash equivalents                                                          $   210,998
Prepaid expenses                                                                       123,001
                                                                                   ------------
              Total Current Assets                                                     333,999
                                                                                   ------------

Property and Equipment - less accumulated depreciation of $417,099                      82,146
Patents and Trademarks - less accumulated amortization of $45,928                      255,963
Security deposits                                                                        4,837
                                                                                   ------------

              Total Assets                                                         $   676,945
                                                                                   ============


                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued liabilities                                      $   347,946
     Notes payable - Officer                                                       $   250,000
     Capital Lease Obligation                                                      $    19,700
                                                                                  -------------
              Total Liabilities                                                        617,646
                                                                                  -------------

Stockholders' Equity:
     Common stock, $.001 par value, 30,000,000 shares authorized, 3,935,220 shares issued and 3,901,431 shares outstanding
     Preferred stock, $.01 par value, 1,000,000 shares authorized, 10,400 shares
       designated as Series B Convertible Preferred issued and outstanding               3,935
     Additional paid-in capital                                                      7,365,932
     Accumulated deficit (including deficit accumulated during development stage of $8,813,643 of which $1,556,204 was applied to additional
       paid-in capital upon conversion from an "S" to a "C" corporation)           (7,308,972)
     Less: Treasury stock, 33,789 shares, at cost                                      (1,700)
                                                                                  -------------
              Total Stockholders' Equity                                                59,299
                                                                                  -------------

Total Liabilities and Stockholders' Equity                                        $    676,945
                                                                                  =============


                   See notes to the condensed interim financial statements.

                                   MEDJET INC.
                          (A Development Stage Company)
                   Condensed Interim Statements of Operations
         For The Three and Nine Months Ended September 30, 2001 and 2000
 And The Period From December 16, 1993 (Date of Inception) to September 30, 2001
                                   (Unaudited)








                                          Three Months Ended             Nine Months Ended               Period from
                                             September 30,                 September 30,                December 16,
                                      ----------------------------  -----------------------------    1993 (Inception) to
                                          2001           2000           2001           2000          September 30, 2001
                                      -------------  -------------  -------------  --------------  ------------------------
Revenues:
Revenues                              $    381,000   $    525,000   $    481,500   $     525,000   $             1,681,500
Total revenues                             381,000        525,000        481,500         525,000                 1,681,500
                                      -------------  -------------  -------------  --------------  ------------------------

 Expenses:
 Research, development,
      general and administrative           605,684        344,065      1,121,059       1,058,003                11,781,251
                                      -------------  -------------  -------------  --------------  ------------------------
Total expenses                             605,684        344,065      1,121,059       1,058,003                11,781,251
                                      -------------  -------------  -------------  --------------  ------------------------
 Income (Loss) from Operations            (224,684)       180,935       (639,559)       (533,003)              (10,099,751)

 Other Income (Expense):
   Merger Option                           500,000              -        500,000               -                   500,000
   Interest Income                           1,003          2,865          2,528          24,710                   344,823
   Interest Expense                         (9,970)        (1,436)       (18,679)         (9,365)                  (85,272)
                                      -------------  -------------  -------------  --------------  ------------------------
                                           491,073          1,429        483,849          15,345                   759,551
                                      -------------  -------------  -------------  --------------  ------------------------
   Income (Loss) Before Income Tax         266,349        182,364       (155,710)       (517,658)              (9,340,200)

               Income tax                        -              -            200             240                 (526,557)
                                      -------------  -------------  -------------  --------------  ------------------------
 Net Income (Loss)                         266,349        182,364       (155,910)       (517,898)               (8,813,643)

 Dividends on Preferred Stock                    -              -              -               -                   184,923
                                      -------------  -------------  -------------  --------------  ------------------------
 Net Income (Loss) Attributable to
         Common Shareholders          $    266,349   $    182,364   $   (155,910)  $    (517,898)  $            (8,998,566)
                                      =============  =============  =============  ==============  ========================
 Earnings (Loss) Per Share
  Basic                               $       0.07   $       0.05   $     (0.04)   $       (0.13)  $                 (2.74)
                                      =============  =============  =============  ==============  ========================
  Diluted                             $       0.05   $       0.04   $     (0.04)   $       (0.13)  $                 (2.74)
                                      =============  =============  =============  ==============  ========================
 Weighted average common
   shares outstanding
  Basic                                  3,901,431      3,901,431      3,901,431       3,901,431                 3,279,310
                                      =============  =============  =============  ==============  ========================
  Diluted                                5,028,048      4,956,720      3,901,431       3,901,431                 3,279,310
                                      =============  =============  =============  ==============  ========================


            See notes to the condensed interim financial statements.

                                   MEDJET INC.
                          (A Development Stage Company)
                   Condensed Interim Statements of Cash Flows
              For The Nine Months Ended September 30, 2001 and 2000
 And The Period From December 16, 1993 (Date of Inception) to September 30, 2001
                                   (Unaudited)



                                                                                                             Period from
                                                                         For the Nine Months Ended           December 16,
                                                                               September 30,             1993 (Inception) to
                                                                        ----------------------------
                                                                            2001           2000           September 30, 2001
                                                                        -------------  -------------    -----------------------

Cash Flows from Operating Activities                                    $    (54,848)  $   (736,257)        $     (8,028,794)

Cash Flows from Investing Activities                                         (38,819)       (66,426)                (883,142)

Cash Flows from Financing Activities                                         121,000       (200,000)               9,122,934
                                                                        -------------  -------------        -----------------

Net Increase (Decrease) in Cash and Cash Equivalents                          27,333     (1,002,683)                 210,998

                    Cash and Cash Equivalents - Beginning of Period          183,665      1,063,749                        -
                                                                        -------------  -------------        -----------------
                    Cash and Cash Equivalents - End of Period           $    210,998   $     61,066         $        210,998
                                                                        -------------  -------------        -----------------

Supplemental Disclosures of Cash Flow Information:

                    Cash paid for:
                         Income taxes                                   $          -   $        240         $        (592,719)
                                                                        =============  =============        =================
                         Interest expense                               $     18,679   $      9,365         $          61,342
                                                                        =============  =============        =================

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

         The Condensed Interim Financial Statements included herein reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2001.

NOTE B - NET INCOME (LOSS) PER SHARE:

         Net income (loss) per share, in accordance with the provisions of Financial Accounting Standards No. 128, "Earnings Per Share," is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the period. Common Stock equivalents for the nine months ended September 30, 2001 and 2000, and for the period from December 16, 1993 (inception) to September 30, 2001, have not been included in the computation of dilutive earnings per share as of the effect would be anti-dilutive.

Item 2.    MANAGEMENT'S DISCUSSION AND
           ANALYSIS OR PLAN OF OPERATION

THIS QUARTERLY REPORT ON FORM 10-QSB, INCLUDING ANY DOCUMENTS THAT ARE INCORPORATED BY REFERENCE, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. GENERALLY, SUCH STATEMENTS ARE INDICATED BY WORDS OR PHRASES SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," " BELIEVES" AND SIMILAR WORDS AND PHRASES. SUCH STATEMENTS ARE BASED ON THE COMPANY'S CURRENT EXPECTATIONS AND ARE SUBJECT TO RISKS, UNCERTAINTIES AND ASSUMPTIONS. CERTAIN OF THESE RISKS ARE DESCRIBED OR REFERRED TO BELOW OR IN THE INTRODUCTION TO PART I ITEM 6 OF THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000, ON FILE WITH THE SECURITIES AND EXCHANGE COMMISSION, AND ARE INCORPORATED HEREIN BY THIS REFERENCE. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, EXPECTED, INTENDED OR BELIEVED.

GENERAL

The Company is engaged in research and development for manufacture of medical technology, with a current emphasis on ophthalmic surgical technology and equipment, and has developed a proprietary technology and derivative devices based on the use of microjets for cutting and drilling. The Company expects, during the remainder of 2001 and the first half of 2002, to continue its research and development activities, focusing principally on ophthalmic surgical technology and equipment. The Company is a development stage company.

RESULTS OF OPERATIONS

The Company has not yet initiated sales of its products. The Company generated revenues of $381,000 and $481,500 during the three and nine-month periods ended September 30, 2001, respectively. The Company generated total revenues of $525,000 for the comparable periods in 2000. The revenues generated during the first nine months of fiscal 2001 resulted from payments from VISX pursuant to research and development agreements.

Total expenses during the three months ended September 30, 2001 increased by $261,819 (76%) to $605,884 from $344,065 for the comparable period of 2000. This was primarily due to an increase in legal fees, principally related to the negotiation and execution of an Agreement and Plan of Merger and Reorganization between the Company and VISX Incorporated, and in part by increased purchases for materials, testing and analysis and other costs associated with continuing development activities.

During the nine months ended September 30, 2001, total expenses increased by $63,056 (6.0%) to $1,121,059 from $1,058,003 for the comparable period of 2000, generally for the same reasons as during the three-month period.

Other income (expense) for the three and nine months ended September 30, 2001 included a $500,000 payment by VISX to the Company made concurrently with the execution of the merger agreement in August 2001. This payment was made in consideration for the Company granting VISX the right to terminate the merger agreement at any time prior to the effective time of the merger for any or no reason.

Net interest income for the three months ended September 30, 2001 was $(8,967) compared to net interest income of $1,429 for the comparable period of 2000. This decrease resulted principally from increased interest expense associated with borrowings under a loan provided by the Company's Chief Executive Officer and reduced income from the Company's short-term investments.

For the nine months ended September 30, 2001, net interest income decreased by $31,496 to ($16,151) from $15,345 for the comparable period of 2000 for the same reasons as during the three-month period.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, the Company's cash and cash equivalents was $210,998.

During March 1999, Eugene I. Gordon, Ph.D., the Company's Chairman and Chief Executive Officer, agreed to make available to the Company a loan of up to $250,000. Under the terms of this agreement, the Company issued to Dr. Gordon warrants to purchase up to 50,000 shares of the Company's Common Stock and agreed to pay a market interest rate on amounts borrowed. Through September 30, 2001, amounts advanced under this agreement totaled $250,000. At September 30, 2001, the amount owed to Dr. Gordon is $250,000 with interest paid monthly.

In connection with the execution of the merger agreement with VISX, the Company and VISX also entered into a one-year research and development agreement in August 2001 pursuant to which VISX has agreed to provide monthly funding to the Company in order to finance costs to support research, development and experimental work incurred to develop waterjet related technology and products, including a waterjet microkeratome. This agreement provides for minimum monthly payments of $150,000 for the first six months and $100,000 for the second six months.

The Company anticipates that its cash on hand, the monthly research and development funding from VISX, and the sale of its New Jersey State NOL Carryover and R&D Credits, will be sufficient to meet the Company's 2001 remaining working capital and planned capital expenditure requirements. If, however, the Company incurs unexpected expenses, or if the remaining New Jersey NOL Carryover and R&D Credits are not sold as anticipated, the Company may require additional financing prior to the end of 2001 in order to repay the debt to Dr. Gordon and the other prior expenses in order to maintain its current operations. The Company has no current arrangements with respect to any additional financing. Consequently, there can be no assurance that any additional financing will be available to the Company, on commercially reasonable terms, or at all. The failure to obtain any needed financing would have a material adverse effect on the Company, including causing a reduction in the Company's operations.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company has been in the development stage and has not sold any products. To date, the Company's research and development activities on vision correction devices have been limited to constructing and testing experimental versions of microkeratomes for eye surgery and conducting a limited number of feasibility studies using enucleated porcine, rabbit and human eyes, and live rabbits to prove that the beam of water can smoothly incise and shape the anterior surface of the cornea, that there is no loss of tissue by erosion, and that the cornea will heal properly after the surgery.

If the proposed merger with VISX is not completed, the Company will depend on third parties for the manufacture of components of its products. This may adversely affect the Company's profit margins and its ability to develop and deliver such products on a timely basis. Moreover, there can be no assurance that such third parties will perform adequately, and any failures by third parties may delay the submission of products for regulatory approval, impair the Company's ability to deliver products on a timely basis, or otherwise impair the Company's competitive position and any such failure could have a material adverse effect on the Company.

If the proposed merger with VISX is not completed, the Company intends to undertake the manufacture and marketing of its microjet products on a limited scale. However, it would need to pursue other possible arrangements for larger-scale manufacturing, marketing and distribution. To the extent that the Company fails to enter into such arrangements, the Company would be subject to the risks and uncertainties described under "Additional Factors That May Affect Future Results - No Manufacturing Experience; Dependence on Third Parties," in the Company's Annual Report on Form 10-KSB, which information is incorporated herein by reference.

If the Company does not enter into license or distribution agreements with respect to its products, it may undertake the marketing and sale of its own products. In such event, the Company intends to market and sell its products in the United States and certain foreign countries, if and when regulatory approval is obtained, through a direct sales force or a combination of a direct sales force and distributors. The Company currently has no marketing organization and has never sold a product. Establishing sufficient marketing and sales capabilities will require significant resources. There can be no assurance that the Company will be able to recruit and retain skilled sales management, direct salespersons or distributors, or that the Company's marketing or sales efforts will be successful. To the extent that the Company enters into distribution arrangements for the sale of its products, the Company will be dependent on the efforts of third parties. There can be no assurance that such efforts will be successful.

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


                           PART II - OTHER INFORMATION

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 17, 2001, in connection with the execution of the merger agreement with VISX, the Company issued to VISX a three-year warrant to purchase an aggregate of 1,320,000 shares of the Company's common stock at an exercise price of $0.75 per share. The issuance of the warrant was not registered under the Securities Act of 1933, as amended, in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act. In claiming the
Section 4(2) exemption, the Company relied upon the following facts: (i) VISX is an accredited investor within the meaning of Rule 501(a) of Regulation D under the Securities Act and acquired the securities for its own account in a transaction not involving any general solicitation or general advertising, and not with a view to the distribution thereof; and (ii) a restrictive legend was placed on the warrant.

Item 5.   OTHER INFORMATION

On August 17, 2001, the Company, VISX and Orion Acquisition Corp., a wholly-owned subsidiary of VISX, entered into an Agreement and Plan of Merger and Reorganization, which provides, among other things, for the potential merger of Orion Acquisition Corp. with and into the Company, at VISX's option. On August 17, 2001, the Company and VISX also entered into a one-year research and development agreement under which VISX will provide funding to the Company to pursue new ophthalmic technologies and products.

Under the terms of the merger agreement, if VISX chooses to go forward with the merger and subject to other customary conditions to closing, each outstanding share of common stock of the Company would be canceled and extinguished and would be converted automatically into the right to receive $2.00 in cash at the effective time of the merger. In addition, each outstanding vested option to purchase shares of the Company's common stock under the Company's 1994 Stock Option Plan and each outstanding warrant to purchase shares of the Company's common stock not exercised prior to the effective time of the merger would be canceled and extinguished. VISX would pay to each holder of a stock option or warrant the difference between $2.00 and the exercise price per share (if less than $2.00) of the Company's common stock underlying such stock option or warrant multiplied by the total number of shares of the Company's common stock underlying such stock option or warrant (other than any warrants held by VISX). VISX will not pay any amounts with respect to any stock options or warrants that have an exercise price equal to or greater than $2.00. Upon consummation of the merger, the Company would become a wholly-owned subsidiary of VISX.

VISX may terminate the merger agreement at any time prior to the effective time of the merger for any or no reason. In consideration for such termination right, VISX paid the Company $500,000 concurrently with the execution of the merger agreement. The Company also issued to VISX a three-year warrant to purchase 1,320,000 shares of the Company's common stock, at an exercise price per share of $0.75.

The closing of this transaction is contingent upon, among other things, approval by the Company's stockholders, the receipt of any necessary third party consents and other customary closing conditions. Notwithstanding the foregoing, VISX may elect not to consummate the merger even if all of the other conditions set forth in the merger agreement are satisfied by the Company. The merger agreement also provides for a break-up fee of $500,000 which would be owed by the Company, and a non-exclusive license of Company's patents and technology which would become effective, under certain conditions of termination.

On August 17, 2001, VISX and Eugene I. Gordon entered into a Voting and Stock Option Agreement. Pursuant to the voting agreement, Dr. Gordon, who currently owns approximately 32% of the outstanding shares of the Company's common stock, agreed to vote his shares of common stock in favor of the merger. In addition, Dr. Gordon granted to VISX an irrevocable option (the "Purchase Option") to purchase (i) all of his shares of common stock then owned by him and all shares of common stock or the Company's preferred stock owned by Gordon beneficially or acquired after the date of the voting agreement, at a price of $2.00 per share, and (ii) the number of vested options and/or warrants to purchase the Company's common stock then owned by Gordon, any other stock options owned by Dr. Gordon beneficially or acquired after the date of the voting agreement, at a price equal to the difference of $2.00 and the exercise price per share (if less than $2.00) of each stock option. The Purchase Option is exercisable only if (i) the merger agreement is terminated under certain provisions of the merger agreement or (ii) VISX attempts to effect the merger but is unable to do so for any reason, as set forth in the voting agreement, and is not exercisable unless VISX exercises the Purchase Option in full.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)      Exhibits

                   Exhibit No.      Description

                       11           Computation of Net Income (Loss) Per Share

          (b)      Reports on Form 8-K

                   On August 24, 2001, the Company filed a Current Report on Form 8-K dated August 17, 2001 reporting in Item 5 thereof the execution of the merger agreement with VISX.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   November 13, 2001

                                   MEDJET INC.

                                   /S/ EUGENE I. GORDON
                                   ---------------------------------------------
                                   Eugene I. Gordon, Ph.D.
                                   Chairman of the Board and
                                   Chief Executive Officer


                                   /S/ CHERYL A. BLAKE
                                   ---------------------------------------------
                                   Cheryl A. Blake
                                   Vice President - Finance and
                                   Human Resources
                                  (Principal financial and accounting officer)