Form 10KSB
period 2001-12-31
MEDJET INC
filed 2002-03-19
CIK 932265

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-KSB
(MARK ONE)
                |X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended December 31, 2001

                |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                         OF THE SECURITIES EXCHANGE ACT OF 1934
                           For the transition period from to

                        Commission File Number : 1-11765

                                   MEDJET INC.
                 (Name of Small Business Issuer in its Charter)

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

           Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $.001 PER SHARE

    Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

    Issuer's revenues for the fiscal year ended December 31, 2001 were $1,032,500.

    The aggregate market value of the voting stock held by non-affiliates of the Issuer as of March 15, 2002 was approximately $2,278,200.

    As of March 15, 2002, 3,901,431 shares of the Issuer's Common Stock, par value $0.001 per share, were outstanding.

    Transitional Small Business Disclosure Format (check one): Yes    No X .
                                                                  ---   ---

================================================================================

                                TABLE OF CONTENTS
                                                                            PAGE

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS................................................1

           Overview............................................................1

           Applications of Company Technology..................................2

           Research and Development............................................4

           Patents.............................................................4

           Regulation..........................................................4

           Competition.........................................................6

           Employees...........................................................6

ITEM 2. DESCRIPTION OF PROPERTY................................................6

ITEM 3. LEGAL PROCEEDINGS......................................................7

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................8

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...............8

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..............8

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE................................................32

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT...................32

ITEM 10. EXECUTIVE COMPENSATION...............................................34

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......36

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................37

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.....................................37

SIGNATURES....................................................................39

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. THESE INCLUDE STATEMENTS ABOUT THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR STRATEGIES FOR THE FUTURE, WHICH ARE INDICATED BY WORDS OR PHRASES SUCH AS "BELIEVES," "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "WILL," "ESTIMATES," AND SIMILAR WORDS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON THE COMPANY'S CURRENT EXPECTATIONS AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS, INCLUDING THOSE SET FORTH IN THE DISCUSSION UNDER ITEM 1, "DESCRIPTION OF BUSINESS" AND ITEM 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION." THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM RESULTS ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON INFORMATION CURRENTLY AVAILABLE TO THE COMPANY, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE THEM, EXCEPT AS OTHERWISE REQUIRED BY LAW.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW

Medjet Inc. (the "Company") is engaged in research and development of medical technology. The plan for the Company has been to develop products based on its platform technology and then to license these products until its income is adequate to support manufacturing and marketing activities on new products. The initial emphasis has been on ophthalmic surgical technology and equipment, particularly microkeratomes, which are medical devices used to produce thin layers of tissue in the cornea. The Company has developed a proprietary patented technology platform and derivative devices for vision-correction surgery of the cornea. The technology is based on small-diameter, liquid microjets moving at various speeds above supersonic, depending on the specific application. For cutting, the beam is scanned across the tissue to be cut. In each application, the scanned microjet beam substitutes for lasers or conventional metal, sapphire or diamond oscillating blades.

The Company has been in the development stage and has not sold any products. To date, the Company's research and development activities on vision correction have been limited to constructing and testing experimental versions of waterjet microkeratomes for eye surgery and conducting a limited number of feasibility studies using enucleated porcine, rabbit and human cadaver eyes and live rabbits eyes to prove that the beam of water can smoothly incise and shape the anterior surface of the cornea and that the cornea will heal properly after the surgery.

The Company has assessed its plans for ophthalmologic applications for its microjet technology in light of the termination of the Nestle license agreement. The current status of the economy, the NJIT lawsuit, and the evolution of the vision correction market have altered the Company's view of the best means to exploit its technology. The Company has entered into a research agreement with VISX, Inc., the foremost provider of equipment for the vision correction procedure known as the Laser Ablation System for In-situ Keratomileusis ("LASIK"). Together the two companies are developing a microjet microkeratome for producing the thin circular layer of tissue from the front surface of the cornea, or hinged flap, required in the LASIK procedure. Human blind eye trials are anticipated to begin in the second half of 2002. Assuming success in these trials, VISX plans to demonstrate a microkeratome product in late 2002.

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

The closing of this transaction is contingent upon, among other things, the receipt of any necessary third party consents and other customary closing conditions. Notwithstanding the foregoing, VISX may elect not to consummate the merger even if all of the other conditions set forth in the merger agreement are satisfied by the Company. The merger agreement also provides for termination fees of $500,000 payable by one party to the other under various conditions of termination.

Many of the Company's forward-looking statements and plans in this annual report are based on the assumption that VISX will exercise its option to complete the merger. If VISX elects not to proceed with the merger by August 2002, the termination fee payable by VISX to the Company is expected to provide the Company with the opportunity to evaluate its position and alternatives for future operations.

The Company was incorporated under the laws of the State of Delaware on December 16, 1993. Its offices are located at 1090 King Georges Post Road, Suite 301, Edison, New Jersey 08837; and its telephone number is (732) 738-3990.

APPLICATIONS OF COMPANY TECHNOLOGY

The Company believes that the microjet used for tissue separation or shaping produces less tissue trauma and is potentially more accurate than blades or lasers. The Company also believes that such microjets will bring new surgical capability and performance to the clinic or operating room and may become the standard of care for the treatment of several diseases and conditions. The Company's current focus has been on applications in ophthalmology, but the Company believes that its proprietary microjet technology has additional surgical applications, including dentistry. The Company intends to develop additional product applications pending the VISX acquisition and provided adequate funds become available.

The cornea is the clear window that, in addition to allowing light into the eye for the purpose of vision, provides most of the focusing power of the vision system of the eye. The anterior surface of the cornea is covered with a thin layer called the epithelium. The epithelium is covered with a liquid tear film. Medjet's ophthalmic products relate to surgery of the cornea.

The Company's microjet-based microkeratome is known as the HydroBlade(TM) Keratome. The microjet microkeratome may be used to create a uniform thickness, hinged flap of corneal tissue as the first step in the currently popular technique known as LASIK. At present, the necessary hinged flap is made by a blade-based microkeratome, which has some limitations. In contrast to the blade-based microkeratome, the HydroBlade(TM) Keratome produces uniform, hinged flaps of precisely specified thickness. The cut surface viewed at high-resolution is far smoother than the cut produced by blade devices.

Vision disorders are currently treated primarily by eyeglasses, contact lenses or surgery, all of which compensate for the existing vision error. Among the surgical techniques available to treat vision disorders are radial keratotomy ("RK"), Photo Refractive Keratectomy ("PRK")/LASIK and Refractive Lamellar Keratoplasty ("RLK"). In RK, PRK/LASIK and RLK, the object of the surgery is to change the shape of the anterior corneal surface and to eliminate or reduce refractive error. An additional objective is to minimize lens aberrations to improve visual acuity. This is not possible with eyeware. LASIK is by far the dominant procedures.

In PRK or LASIK, pulsed energy from a type of ultraviolet laser, known as an "excimer laser," is used to correct various types of refractive disorders by photoablating corneal tissue and changing the curvature of the anterior corneal surface. The excimer laser emits ultraviolet light in very short, high-energy pulses and ablates part of the corneal surface according to a prescribed spatial pattern.

In the current LASIK technique, a hinged corneal flap is cut by a blade microkeratome and folded back. Photoablation is then performed directly on the exposed stromal surface to change its curvature. In LASIK, the hinged flap is reset as closely as possible to its original position, where it initially weakly adheres to the underlying stroma. The adherence increases over a period of many months and adherence is not a problem. The precision of blades microkeratomes is less than desired and diminishes the otherwise high effectiveness and broad utility of the LASIK procedure. For example, the uncertainty of the achieved flap thickness with a blade cut limits the safe range of correction possible. The goal of the microjet microkeratome is to achieve a device that produces flaps with a precisely defined thickness and shape and, if achieved, is expected to improve the accuracy and safety of the procedure.

With input from VISX, the Company is continuing to develop and refine its prototype of a microjet microkeratome. As a result of modifications to the device that are being made at the request of VISX, the final form of the product for which the Company hopes to obtain regulatory clearance to market has not been completed. The Company currently expects to commence experiments using its microjet microkeratome on live rabbit and pig eyes in April 2002 and to commence a clinical trial on blind human eyes in May 2002.

Based on the Company's product-development criteria, the next area identified for development is treatment of dental caries. VISX shares this view. Development of such treatment has not begun. The dental caries is a progressive, infected and decayed portion of a tooth. A break in the enamel allows the dentin making up the hard portion of the tooth to be infected. Unchecked, the decayed region enlarges, potentially leading to nerve involvement, pain, temperature sensitivity, and ultimately loss of the structural integrity of the tooth. The standard treatment for dental caries is to remove the decayed, infected portion within the dentin and to fill the resulting cavity. The removal process involves drilling out the affected area of the tooth until only sound dentin remains. More recently, dental lasers have come into use for removing the caries. Not all regions of the tooth are readily accessed by the drill or laser.

Based on its limited experiments to date with a prototype device, the Company has observed that by directing a coherent microjet of the appropriate operating parameters into the tooth, small entry holes can be drilled through the enamel and dentin to gain access to the caries, which can be removed without damage to the surrounding sound dentin. The Company has observed that the microjet penetrates the caries and washes it out. Although it has not yet been confirmed on live patients, the Company believes that the treatment, if perfected, may require no anesthesia in many circumstances and that the associated time and cost saving and the perceived advantages of the microjet technique over traditional treatments are potentially significant. An important feature is that the volume of dentin removed is greatly reduced compared to drilling, limiting the potential for nerve involvement and preserving as much as possible the integrity of the tooth. Hence, the capability may be called "microdentistry."

Although a preliminary associated handpiece and pump have been developed and constructed, the Company has not yet constructed a complete working prototype of a microjet dental device. Based on its own internal market study, the Company believes that a significant market potentially exists for this procedure and product.

RESEARCH AND DEVELOPMENT

Through December 31, 2001, the Company has spent approximately $10,200,000 in its efforts to make products based on microjet technology commercially available. Such expenditures include research and development costs and expenses related to the HydroBrush(TM) Keratome and the HydroBlade(TM) Keratome. Research and development activities have consisted of establishing the microjet technology platform, and developing, designing and constructing experimental versions of the Company's keratomes. Since July 1994, the Company has conducted feasibility studies on over 4000 porcine and rabbit corneas, many dozens of human cadaver eyes and dozens of live rabbits. The purpose of the feasibility studies was to determine if the microjet beam could smoothly incise and shape the anterior surface of the cornea, without erosion and roughening when only cutting is required, and to determine if the incised eye would heal. The Company is highly satisfied with the results of the studies.

PATENTS

The Company has sought to protect its proprietary interest in the microjet microkeratome by applying for patents in the United States and corresponding patents abroad. The Company currently holds eight issued U.S. patents and has 14 pending U.S. patents. The Company holds a U.S. patent that covers a method and device for use of the microjet microkeratome, including use of a template for corneal shaping and holding during use of a microjet microkeratome device. Although there can be no assurance, the Company believes that its ownership of this patent and other pending patents will inhibit other companies from commercializing the use of microjets for making hinged flaps as part of the LASIK procedure. The Company also holds corresponding international patents for this method and device in Australia, South Africa, Poland and Israel, and has filed corresponding patent applications in Canada, China, Europe, Japan and South Korea.

To the Company's knowledge, no other patents issued to others in this field will hinder the ability of the Company to commercialize its microjet microkeratome. See "Legal Proceedings," for a discussion of a pending legal challenge to the Company's patent position.

REGULATION

FDA REGULATION

The components of the Company's microjet microkeratome are medical devices. Accordingly, the Company is subject to the relevant provisions and regulations of the Federal Food, Drug and Cosmetic Act (the "FD&C Act"), under which the FDA regulates the manufacturing, labeling, distribution, and promotion of medical devices in the United States. The FD&C Act provides that, unless exempted by regulation, medical devices may not be commercially distributed in the United States unless they have been approved or cleared by the FDA for marketing. There are two review procedures by which medical devices can receive such approval or clearance. Some products may qualify for clearance under a 510(k) notification. Pursuant to that procedure, the manufacturer submits to the FDA a pre-market notification that it intends to begin marketing its product. The notification must demonstrate that the product is substantially equivalent to another legally marketed product (I.E., that it has the same intended use and that it is as safe and effective as, and does not raise different questions of safety and effectiveness than does, a legally marketed device).

A successful 510(k) notification results in the issuance of a letter from the FDA in which the FDA acknowledges the substantial equivalence of the reviewed device to a legally marketed device and clears the reviewed device for marketing to the public. The Company has received successful 510(k) notification with respect to its device to carry out epithelial removal procedure for the first step in the procedure known as Photo Refractive Keratectomy, or PRK. Under FDA regulations, the FDA has a 90-day period to respond to a 510(k) notification, although such response has been known to take longer.

The Company believes that the FDA approval process for the microjet microkeratome should be shorter and entail fewer clinical studies in comparison to other previously permitted products, but there can be no assurance that this will be the case. Under current FDA regulations, a microkeratome is defined as a device for shaving thin layers from the cornea and is classified as a Class I device, for which the simplest and quickest clearance process is available. Based on a recommendation from the FDA, the Company intends to file a 510(k) notification in 2002 in which it will seek to demonstrate that its waterjet microkeratome is substantially equivalent to a previous microkeratome which has received market clearance from the FDA pursuant to a 510(k) notification.

The FDA has recommended to the Company that it seek permission to market the microjet microkeratome through a Section 510(k) notification together with ease-of-use data resulting from a 10-patient clinical trial. An investigational device exemption will not be required. Depending on the completion of the proposed merger with VISX, the Company intends to file a notification with the FDA in the second half of 2002 relating to use of the microjet microkeratome. Although there can be no assurance that this will prove to be the case, permission granted for the 510(k) notification should enable the commencement of marketing efforts shortly thereafter.

The Company believes that two features of the microjet microkeratome provide further support for 510(k) notification by the FDA. First, based on the preliminary experimentation conducted with microjet microkeratomes, there are no known or anticipated physical or chemical processes that would impact on the safety of the microjet procedure. The microjet microkeratome cuts by mechanisms that allow enhanced control of the dimensions and shape of the flap. This also improves safety.

The second feature of the microjet microkeratome is the benign nature of the microjet cut. While a conventional scalpel tears the lamellae (layers of the stroma) and PRK completely or partially destroys the surface lamellae, the microjet beam has a unique cutting action that separates the various lamellae prior to cutting the targeted tissue, thereby preserving the integrity of the remaining lamellae and both localizing and minimizing the disruption of the lamellae generally. The healing process following a microjet cut is expected to be less traumatic than that following a conventional scalpel cut or a PRK cut, as observed in rabbits, although the improved healing process has not yet been demonstrated in human eyes.

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

It is possible that other companies will bring products to market prior to such time, if ever, that the Company is able to economically market commercial quantities of products. For example, Visijet Inc. is also developing microjet technology and has received market clearance from the FDA for a microjet based microkeratome for general surgical use. To the Company's knowledge, the Visijet devise has not received market clearance for use in LASIK surgery. Although Visijet has not commercially introduced a microjet microkeratome, Visijet has announced its intention to introduce such a device for use in LASIK surgery. The Company, however, believes that Visijet's microjet microkeratome, if introduced, will infringe upon the Company's patented technology and Medjet intends to pursue available remedies to protect its proprietary technology if and when necessary.

Although the Company's microjet microkeratome is still in development and has neither been tested on live human eyes nor received the regulatory approval necessary for sale, the Company believes that it has the potential to effectively compete with other surgical techniques because of its relative simplicity, safety, efficacy and reduced risk of significant pain.

EMPLOYEES

As of December 31, 2001, the Company had eleven full-time employees and one part-time employee, the majority of whom were engaged in research and development activities. None of the Company's employees are represented by a union. The Company believes that its relations with its employees are satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company leases approximately 4,982 square feet of research and development and office space in Edison, New Jersey pursuant to a lease which expires December 31, 2004. In November 2001, the Company entered into a one-year lease to lease an additional 1,434 square feet of the office space at the same location. The total base rent under these leases is $75,380 per year.

The Company believes the space currently available to it will be sufficient to meet the Company's requirements for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

NEW JERSEY INSTITUTE OF TECHNOLOGY

On April 21, 1998, the Company was served with a complaint by the New Jersey Institute of Technology ("NJIT") commencing a lawsuit in the United States District Court for the District of New Jersey ("U.S. District Court"). Each of the Company, Eugene I. Gordon, Ph.D. (the Company's Chairman and Chief Executive Officer), a former employee of the Company, certain patent law firms and an individual patent attorney were named as defendants. The complaint alleged that the defendants, with deceptive intent, failed to name an NJIT professor and/or NJIT research associate as a co-inventor on the Company's U.S. Patent No. 5,556,406 on the "Lamellar Surgical Device and Procedure" (the "Patent") and breached fiduciary duties and contractual obligations owed to NJIT. The complaint sought unspecified monetary damages from the Company and an order directing that the Company's Patent (and corresponding foreign patents and patent applications) be assigned and transferred to NJIT. It further sought an order that NJIT has not infringed any claims of such Patent and a declaratory judgment that all of the Company's claims under such Patent are invalid and unenforceable against NJIT.

NJIT's patent application relating to a refractive corrective procedure based on the use of an isotonic waterjet had previously been denied by the Patent and Trademark Office as inoperable. NJIT also learned that a similar invention had been made and disclosed publicly prior to the NJIT invention. NJIT did not contest the ruling and did not pursue a U.S. patent until October 1996. That patent has been allowed. The three inventors of the subject of such patent application, one of which was Dr. Gordon, had assigned such patent application to NJIT as part of a dispute settlement in which NJIT agreed to grant an exclusive license to the Company of the patent rights under such patent application. That license was terminated by the Company because the Company believed that the device did not operate as claimed and could be harmful to the patent. NJIT then claimed, without being specific, that the Company's Patent emanated from the earlier invention. Prior to being served with the complaint by NJIT, the Company and Dr. Gordon had filed a complaint, on March 27, 1998, against NJIT in the Superior Court of the State of New Jersey, Middlesex County, seeking a declaratory judgment that NJIT had no ownership or other interest in the patent rights to the Company's Patent and seeking unspecified monetary damages. NJIT removed the Company's lawsuit to the U.S. District Court, seeking to have it consolidated with its lawsuit. The Company moved to have its suit remanded to state court and to have the NJIT lawsuit dismissed on the basis that the federal court lacked jurisdiction over either action and that NJIT had not been harmed by the Company's Patent and therefore could not challenge its validity.

During October 1998, the lawsuit brought in U.S. District Court by NJIT was dismissed on jurisdictional grounds. Without appealing the first dismissal, on April 26, 1999, NJIT commenced a second action in U.S. District Court. NJIT again alleged that the defendants failed to name a NJIT professor and/or a NJIT research associate as co-inventors of the Company's Patent breached fiduciary duties and contractual obligations owed to NJIT. As in the first federal court action, NJIT sought monetary damages, an order directing that this patent, related foreign patents and patent applications be assigned and transferred to NJIT, a declaratory judgment that all of the claims of the Company's Patent are invalid and unenforceable against NJIT and an order amending the named inventors of the Company's Patent to include the NJIT professor and/or the NJIT research associate. On June 30, 2000, the motion filed by the Company to dismiss the action against the Company, Dr. Gordon and the former employee of the Company was granted by the U.S. District Court. On July 13, 2000, NJIT appealed the June 30, 2000 order in the Federal Circuit Court of Appeals. The appeal is still pending.

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

                                     PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the range of high and low bid quotations per share of the Common Stock (symbol MDJT.OB) for the periods indicated as reported by the OTC Bulletin Board. These quotations reflect interdealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

                                            Range of High and Low Bid Prices
                                            --------------------------------
                                                  2001             2000
                                                  ----             ----

                     First Quarter            $1.00 - $.44      $2.25 - $.75
                     Second Quarter           $1.00 - $.20     $1.319 - $.75
                     Third Quarter            $1.07 - $.51       $.83 - $.64
                     Fourth Quarter            $.64 - $.51       $.78 - $.39

As of December 31, 2001, there were approximately 55 holders of record of the Common Stock.

The Company has never paid a cash dividend on its Common Stock and does not presently anticipate doing so in the foreseeable future, but expects to retain earnings, if any, to finance operations.

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

The Company is engaged in research and development for manufacture of medical technology, with a current emphasis on ophthalmic surgical technology and equipment and has developed a proprietary technology and derivative devices for corneal surgery based on microjets. The Company expects, during 2002, to continue its research and development activities focusing principally on ophthalmic surgical technology and equipment. The Company is a development-stage company.

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

THE PAST YEAR. Due to the Company's limited working capital, the year 2001 was difficult. The Company has sought to minimize operating costs. The overriding constraint has been cash flow.

RESULTS OF OPERATIONS

The Company has not yet initiated sales of its products. For the year ended December 31, 2001, the Company generated total revenues of $1,032,500, primarily resulting from payments from VISX pursuant to research and development agreements. For the year ended December 31, 2000, the Company generated total revenues of $525,000, resulting from payments pursuant to the Nestle license agreement.

Total expenses for 2001 increased by $295,355 (22%) to $1,662,022 from $1,366,667 in 2000. This increase was primarily due to an increase in legal fees, principally related to the negotiation and execution of an Agreement and Plan of Merger and Reorganization between the Company and VISX, and in part by increased purchases for materials, testing and analysis and other costs associated with continuing development activities.

Other income (expense) for the year ended December 31, 2001 included a $500,000 payment by VISX to the Company made concurrently with the execution of the merger agreement in August 2001. This payment was made in consideration for the Company granting VISX the right to terminate the merger agreement at any time prior to the effective time of the merger for any or no reason.

Net interest expense for 2001 was $(19,128) compared to net interest income of $11,119 for 2000. This decrease resulted principally from increased interest expense associated with borrowings under a loan provided by the Company's Chief Executive Officer and reduced income from the Company's short-term investments.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2001, the Company's working capital was ($28,373).

During March 1999, Eugene I. Gordon, Ph.D., the Company's Chairman and Chief Executive Officer, agreed to make available to the Company a loan of up to $250,000. Under the terms of this agreement, the Company issued to Dr. Gordon warrants to purchase up to 50,000 shares of the Company's Common Stock and agreed to pay a market interest rate on amounts borrowed. Through December 31, 2001, amounts advanced under this agreement totaled $250,000. At December 31, 2001, the amount owed to Dr. Gordon is $160,000, with interest paid monthly. Principal amounts outstanding under this loan are due and payable on January 26, 2009.

In connection with the execution of the merger agreement with VISX, the Company and VISX also entered into a one-year research and development agreement in August 2001 pursuant to which VISX has agreed to provide monthly funding to the Company in order to finance costs to support research, development and experimental work incurred to develop microjet related technology and products, including a microjet microkeratome. This agreement provides for minimum monthly payments of $150,000 for the first six months and $100,000 for the second six months.

The Company anticipates that its cash on hand, the monthly research and development funding from VISX, and the sale of its New Jersey State NOL Carryover and R&D Credits, will be sufficient to meet the Company's working capital and planned capital expenditure requirements through 2002. If, however, the Company incurs unexpected expenses, if the remaining New Jersey NOL Carryover and R&D Credits are not sold as anticipated, or if the proposed merger with VISX is not completed, the Company may require additional financing prior to the end of 2002 in order to maintain its current operations. The

Company has no current arrangements with respect to any additional financing. Consequently, there can be no assurance that any additional financing will be available to the Company, on commercially reasonable terms, or at all. The failure to obtain any needed financing would have a material adverse effect on the Company, including causing a reduction in the Company's operations.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

NO SALES REVENUES; UNCERTAIN PROFITABILITY; DEVELOPMENT STAGE COMPANY. Since its inception, the Company has been principally engaged in developmental and organizational activities. To date, the Company has not yet initiated sales of its products and, consequently, has had no sales revenues. Assuming the transaction with VISX is not consummated, no sales revenues are expected until, and only if, the Company begins commercial marketing of the Company's microkeratome or other products. Commercial marketing of the Company's products in the U.S. will be contingent upon obtaining FDA permission or approval and possibly the approval of other governmental agencies. To date, only the Company's HydroBrush(TM) Keratome has been granted 510(k) notification from the FDA and is the Company's only product which has received the regulatory approvals required prior to the commencement of commercial marketing. The Company is also currently planning to seek FDA clearance of the HydroBlade(TM) Keratome device in 2002. Regulatory clearance procedures are often extremely time consuming, expensive and uncertain. Accordingly, there can be no assurance that the Company will be successful in obtaining marketing clearance of the HydroBlade(TM) Keratome or other devices or that, if such devices are cleared, it will be able to generate sufficient revenues to operate on a profitable basis.

The Company is in the development stage, and its business is subject to all of the risks inherent in the establishment of a new business enterprise. The likelihood of success of the Company must be considered in light of the problems, expenses, complications and delays frequently encountered in connection with the formation of a new business, the development of new products, the competitive and regulatory environment in which the Company is operating and the possibility that its activities will not result in the development of any commercially viable products. There can be no assurance that the Company's activities will ultimately result in the development of commercially saleable or useful products.

NEED FOR FUTURE FINANCING. The Company currently is focusing on its efforts in completing development of the microjet microkeratome. If the proposed merger with VISX is not completed, the Company will require additional capital before, if ever, it reaches profitability and positive cash flow. As a result, the Company will be required to raise additional funds through public or private financing including grants that may be available for its research and development. There can be no assurance, however, that the Company will be able to obtain additional financing on terms favorable to it, if at all. If adequate funds are not available to satisfy short-term or long-term capital requirements, the Company may be required to reduce substantially, or eliminate, certain areas of its product development activities, limit its operations significantly, or otherwise modify its business strategy. The failure of the Company to obtain any other acceptable financing would have a material adverse effect on the plans and operations of the Company. Without additional financing or the exercise of the Company's outstanding options and warrants or otherwise, the Company would become unable to maintain its current operations and would be unable to carry out its business plan. The Company has no current understandings or commitments to obtain any additional financing from the sale of its securities or otherwise. Additional financing from the sale of its securities may result in dilution of the Company's then current stockholders.

DEPENDENCE UPON A KEY OFFICER; ATTRACTION AND RETENTION OF KEY PERSONNEL. The business of the Company is highly dependent upon the active participation of its founder and Chief Executive Officer, Dr. Eugene I. Gordon, age 71. The loss or unavailability to the Company of Dr. Gordon would have a material adverse effect on the Company's business prospects and potential earning capacity. The recruitment of skilled scientific personnel is critical to the Company's success. There can be no assurance that it will be able to continue to attract and retain such personnel in the future. In addition, the Company's expansion into areas and activities requiring additional expertise, clinical testing, governmental approvals, production and marketing of the Company's products (which would be required if the proposed merger with VISX is not completed and if the Company does not enter into licensing arrangements) is expected to place increased demands upon the Company's financial resources and corporate structure. The Company expects to satisfy such demands, if they arise, through the hiring of additional management personnel and the development of additional expertise by existing management.

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

The Company has sought to protect its proprietary interest in its products by applying for patents in the United States and corresponding patents abroad. The Company currently has eight issued U.S. patents and 21 U.S. patents pending. There can be no assurance that any other patents will be issued to the Company, that any patents owned by or issued to the Company, or that may issue to the Company in the future, will provide a competitive advantage or will afford protection against competitors with similar technology, or that competitors of the Company will not circumvent, or challenge the validity of, any patents issued to the Company. There also can be no assurance that any patents issued to or licensed by the Company will not be infringed upon or designed around by others or would prevail in a legal challenge, that others will not obtain patents that the Company will need to license or design around, that the microkeratomes or any other potential product of the Company will not inadvertently infringe upon the patents of others, or that others will not manufacture the Company's patented products upon expiration of such patents. There can be no assurance that existing or future patents of the Company will not be invalidated. Additionally, patent applications filed in foreign countries and patents granted in such countries are subject to laws, rules and procedures which differ from those in the United States. Patent protection in such countries may be different from patent protection provided by United States laws and may not be as favorable to the Company.

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

INFRINGEMENT CLAIMS; LITIGATION. The Company's competitors and potential competitors may intentionally infringe the Company's patents. Third parties may also assert infringement claims against the Company in the future. The defense and prosecution of patent suits are both costly and time-consuming, even if the outcome is favorable to the Company. If any of the Company's products are found to infringe upon the patents or proprietary rights of another party, the Company may be required to obtain licenses under such patents or proprietary rights of such other party. No assurance can be given that any such licenses would be made available on terms acceptable to the Company, if at all. If required licenses were to be unavailable, the Company could be prohibited from using, marketing or selling certain technology and devices and such prohibition could have a material adverse effect on the Company.

The Company is currently involved in ongoing patent litigation, as described under Item 3. "Legal Proceedings."

COMPETITIVE TECHNOLOGIES, PROCEDURES AND COMPANIES. The Company is engaged in a rapidly evolving field. There are many companies, both public and private, universities and research laboratories engaged in research activities relating to other vision correction alternatives. Competition from these companies, universities and laboratories is intense and is expected to increase. The Company's initial products for support of the LASIK procedure will compete with other presently existing forms of treatment for vision disorders, including eyeglasses, contact lenses, corneal transplants, other refractive surgery procedures and other technologies under development. There can be no assurance that persons whose vision can be corrected with eyeglasses or contact lenses will elect to undergo the LASIK procedures when non-surgical vision correction alternatives are available.

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

RISK OF PRODUCT LIABILITY LITIGATION; POTENTIAL UNAVAILABILITY OF INSURANCE. The testing, manufacture, marketing and sale of medical devices entails the inherent risk of liability claims or product recalls. As a result, the Company faces a risk of exposure to product liability claims and/or product recalls in the event that the use of its future potential products are alleged to have caused injury. There can be no assurance that the Company will avoid significant liability in spite of the precautions taken to minimize exposure to product liability claims. Prior to the commencement of clinical testing, the Company intends to procure product liability insurance. After any commercialization of its products, the Company will seek to obtain an appropriate increase in its coverage. There can, however, be no assurance that adequate insurance coverage will be available at an acceptable cost, if at all. Consequently, a product liability claim, product recall or other claims with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on the Company.

SURGICAL RISKS. There can be no assurance that the Company's products will be successful in supporting reliable surgical corrections. As with all surgical procedures, the procedures for which the Company's products are intended entail certain inherent risks, including defective equipment or human error, infection or other injury resulting in partial or total loss of vision. Such injury could expose the Company to product liability or other claims. The Company believes competing products have the same risks and have experienced a small number of these situations without undue impact on the commercial prospects of such products. There can be no assurance that the Company's product liability insurance in effect from time to time will be sufficient to cover any such claim in part or in whole. Any such claim could adversely impact the commercialization of the Company's products and could have a material adverse effect on the Company.

ITEM 7. FINANCIAL STATEMENTS.

                                                                        Page No.
                                                                        --------

Independent Auditors' Report............................................   16

Balance Sheet as of December 31, 2001...................................   17

Statements of Operations for the years ended December 31, 2001 and
2000, and for the period from inception to December 31, 2001............   18

Statement of Stockholders' Equity for the period from inception to
December 31, 2001.......................................................   19

Statements of Cash Flows for the years ended December 31, 2001 and 2000,
and for the period from inception to December 31, 2001..................   21

Notes to the Financial Statements.......................................   22

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Medjet Inc. (A Development Stage Company):


We have audited the accompanying balance sheet of Medjet Inc. (A Development Stage Company) as of December 31, 2001 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000 and for the period from December 16, 1993 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medjet Inc. (A Development Stage Company) as of December 31, 2001 and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and for the period from December 16, 1993 (inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


                                          ROSENBERG RICH BAKER BERMAN & COMPANY

Bridgewater, New Jersey
January 29, 2002

                                     MEDJET INC.
                            (A Development Stage Company)
                                    Balance Sheet
                                  December 31, 2001

                                       Assets

Current Assets:
     Cash and cash equivalents                                        $ 213,477
     Prepaid expenses                                                   81,719
                                                                     ----------
            Total Current Assets                                       295,196
                                                                     ----------

Property and Equipment - less accumulated depreciation
  of $357,182                                                           73,024
Patents and Trademarks - less accumulated amortization
  of $50,511                                                           240,726
Security deposits                                                        8,661
                                                                     ----------

            Total Assets                                             $ 617,607
                                                                     ==========

                        Liabilities and Stockholders' Equity


Current Liabilities:
     Accounts payable and accrued liabilities                        $  50,893
     Notes payable - Officer                                           160,000
     Current Portion of Capital Lease Obligation                        12,676
                                                                     ----------
            Total Current Liabilities                                  323,569
     Deferred Rental Obligation                                         12,065
                                                                     ----------
                                                                       335,634
                                                                     ----------
Commitments and Contingencies                                                -
Stockholders' Equity:
     Preferred stock, $.01 par value, 1,000,000 shares
       authorized, 10,400 shares designated as Series B
       Convertible Preferred issued and outstanding                        104
     Common stock, $.001 par value, 30,000,000 shares
       authorized, 3,935,220 shares issued and 3,901,431
       shares outstanding                                                3,935
     Additional paid-in capital                                      7,365,932
     Accumulated deficit (including deficit accumulated during
        development) stage of $8,590,933 of which $1,556,204 was
        applied to additional paid-in capital upon conversion
        from an "S" to a "C" corporation)                           (7,086,298)

     Less: Treasury stock, 33,789 shares, at cost                       (1,700)
                                                                     ----------
            Total Stockholders' Equity                                 281,973
                                                                     ----------

Total Liabilities and Stockholders' Equity                           $ 617,607
                                                                     ==========

                       See notes to the financial statements.

                                    MEDJET INC.
                           (A Development Stage Company)
                              Statements of Operations


                                                                         Period from
                                         Year Ended December 31,      December 16, 1993
                                       ---------------------------     (Inception) to
                                          2001            2000        December 31, 2001
                                       -----------    ------------    -----------------
Revenues:
Revenues                               $ 1,032,500    $    525,000      $  2,232,500
                                       -----------    ------------      ------------
      Total Revenues                     1,032,500         525,000         2,232,500
                                       -----------    ------------      ------------
Expenses:
Research, development,
    General and administrative           1,662,022       1,366,667        12,346,897
                                       -----------    ------------      ------------
      Total Expenses                     1,662,022       1,366,667        12,346,897
                                       -----------    ------------      ------------

Loss from Operations                      (629,522)       (841,667)      (10,114,397)
                                       -----------    ------------      ------------

Other Income (Expense):
  Merger Option                            500,000               -           500,000
  Other Income                               5,285               -             5,285
  Interest Income                            4,077          25,736           346,371
  Interest Expense                         (23,205)        (14,617)          (89,799)
                                       -----------    ------------      ------------
                                           486,157          11,119           756,572
                                       -----------    ------------      ------------

    Income (Loss) Before Income Tax       (143,365)       (830,538)       (9,352,540)

             State Income Tax
              (Benefit)                   (210,128)         41,516          (761,571)
                                       ---------------------------------------------
              Total Income Tax            (210,128)         41,516          (761,571)
                                       ---------------------------------------------

 Net Income (Loss)                          66,763        (872,064)       (8,590,969)

 Dividends on Preferred Stock                    -               -           184,923
                                       -----------    ------------      ------------

 Net Income (Loss) Attributable to
         Common Shareholders           $    66,763    $   (872,064)     $ (8,775,892)
                                       ===========    ============      ============

 Earnings (Loss) Per Share:
  Basic                                $      0.02    $      (0.22)     $      (2.69)
                                       ===========    ============      ============
  Diluted                              $      0.01    $      (0.22)     $      (2.69)
                                       ===========    ============      ============

Weighted average common shares
outstanding:
  Basic                                  3,901,431       3,901,431         3,267,845
                                       ===========    ============      ============

  Diluted                                5,019,524       3,901,431         3,267,845
                                       ===========    ============      ============


                     See notes to the financial statements.

                                   MEDJET INC.
                          (A Development Stage Company)
                        Statement of Stockholders' Equity
     Period From December 16, 1993 (Date of Inception) to December 31, 2001

                                                                                 Pref-
                                                                          Common erred
                                                                 Total    Stock  Stock              Paid-In
                                       Preferred  Common  Price Consider- ($.001 ($.01    Paid-     Capital
                                       Shares     Shares   Per   ation     Par    Par      In      (Beneficial Accumulated Treasury
               Date/Description        Issued     Issued  Share  Paid     Value) Value)  Capital   Conversion)   Deficit    Stock
-------------------------------------- --------  -------- ----- --------- ------ ------  --------  ----------- ----------- --------

March 12, 1994     Share Issuance          -      800,000 $0.10  $ 80,000 $  800  $      $ 79,200    $  -      $       -    $  -
April 21, 1994     Share Issuance          -       15,000  0.10    15,000     15     -      1,485       -              -       -
May 1, 1994        Share Issuance          -       63,000  0.10     6,300     63     -      6,237       -              -       -
May 25, 1994       Share Issuance          -       50,000  1.00    50,000     50     -     49,950       -              -       -
May 31, 1994       Share Issuance          -       25,000  1.00    25,000     25     -     24,975       -              -       -
June 6, 1994       Share Issuance          -       50,000  1.00    50,000     50     -     49,950       -              -       -
June 7, 1994       Share Issuance          -       50,000  1.00    50,000     50     -     49,950       -              -       -
June 13, 1994      Share Issuance          -       25,000  1.00    25,000     25     -     24,975       -              -       -
June 20, 1994      Share Issuance          -       25,000  1.00    25,000     25     -     24,975       -              -       -
July 28, 1994      Share Issuance          -       25,000  1.00    25,000     25     -     24,975       -              -       -
September 23, 1994 Share Issuance          -       45,002  6.00   270,012     45     -    269,967       -              -       -
October 20, 1994   Share Issuance          -       20,501  6.00   123,008     21     -    122,987       -              -       -
October 28, 1994   Share Issuance          -        2,500  6.00    15,000      2     -     14,998       -              -       -
November 10, 1994  Share Issuance          -       14,500  6.00    87,000     15     -     86,985       -              -       -
November 16, 1994  Share Issuance          -        2,501  6.00    15,004      2     -     15,002       -              -       -
Net Loss, Year Ended December 31, 1994     -            -     -         -      -     -          -       -       (287,291)      -
                                        -----   --------- =====  -------- ------  -----  --------    -----     ---------    -----

Balance, December 31, 1994                 -    1,213,004         847,824  1,213     -    846,611       -       (287,291)      -

August 8, 1995     Share Issuance          -        5,000 $6.00    30,000      5     -     29,995       -              -       -
August 28, 1995    Share Issuance          -        4,000  6.00    24,000      4     -     23,996       -              -       -
September 21, 1995 Share Issuance          -        5,000  6.00    30,000      5     -     29,995       -              -       -
September 29, 1995 Share Issuance          -        5,000  6.00    30,000      5     -     29,995       -              -       -
December 31, 1995  Share Issuance          -          833  6.00     5,000      1     -      4,999       -              -       -
           "       Stock Split:
                      1.987538926-to-1
                   Share Outstanding       -    1,217,475     -         -  1,217     -     (1,217)      -              -       -
Net Loss, Year Ended December 31, 1995     -            -     -         -      -     -          -       -       (677,385)      -
                                        -----   --------- =====  -------- ------  -----  --------    -----     ---------    -----

Balance, December 31, 1995                 -    2,450,312        $966,824 $2,450  $  -   $964,374    $  -      $(964,676)   $  -
                                        -----   ---------        -------- ------  -----  --------    -----     ---------    -----

                            See notes to the financial statements.

                                   MEDJET INC.
                          (A Development Stage Company)
                        Statement of Stockholders' Equity
     Period From December 16, 1993 (Date of Inception) to December 31, 2001

                                                                      Stock   Stock
                           Preferred   Common     Price   Consider-   ($.001  ($.01                  Capital
                             Shares    shares      Per      ation-     Par     Par      Paid-In    (Beneficial Accumulated  Treasury
   Date/Description          Issued    Issued     Share      Paid     Value)  Value)    Capital    Conversion)    Deficit     Stock
-------------------------- ---------  ---------  ------- ------------ ------ -------- ------------ ----------- ------------ --------

Balance, December 31, 1995,
  brought forward                  -  2,450,312          $   966,824  $2,450 $     -  $   964,374  $       -  $  (964,676) $     -

August 6, 1996
  Share Issuance                   -  1,071,429  $  5.60   6,000,002   1,071       -    5,998,931          -            -        -
August 6, 1996
  Reclassification of
    deferred offering costs        -          -        -           -       -       -   (1,436,045)         -            -        -
August 6, 1996
  Reclassification of
  accumulated deficit
  for change from an
  S to a C corporation             -          -        -           -       -       -   (1,556,204)         -    1,556,204        -
September 3, 1996
  Share Issuance                   -    160,714     5.60     899,998     161       -      899,837          -            -        -
December 30, 1996
  Acquisition of treasury
    shares                         -          -        -           -       -       -            -          -            -   (1,700)
Net Loss, Year Ended
  December 31, 1996                -          -        -           -       -       -            -          -  $(1,273,977)       -
                            --------- ---------  ======= ------------ ------ -------- ------------ ---------- ------------ --------
Balance, December 31, 1996         -  3,682,455            7,866,824   3,682       -    4,870,893          -     (682,449)  (1,700)

July 18, 1997
  Share Issuance                   -     21,800    $0.05       1,097      22       -        1,075          -            -        -
July 24, 1997
  Share Issuance                   -      4,464     5.60      24,998       5       -       24,994          -            -        -
Net Loss, Year Ended
  December 31, 1997                -          -        -           -       -       -            -          -   (2,578,448)       -
                            --------- ---------  ======= ------------ ------ -------- ------------ ---------- ------------ --------
Balance, December 31, 1997         -  3,708,719            7,892,919   3,709       -    4,896,962          -   (3,260,897)  (1,700)

January 27, 1998
  Share Issuance                   -      1,350    $5.60       7,560       1       -        7,559          -            -        -
March 31, 1998
  Share Issuance                   -     10,000     3.02      30,188      10       -       30,178          -            -        -
April 20, 1998
  Share Issuance             110,000          -    10.00   1,100,000       -   1,100      945,511    133,389            -        -
April 20, 1998
  Placement Agent
    Warrants                       -          -        -           -       -       -           18          -            -        -
October 9, 1998
  Preferred Conversion      (110,000)   182,724     6.02           -     183  (1,100)     184,911   (133,389)           -        -
October 9, 1998
  Preferred Dividend               -     12,154     4.24      51,534      12       -          917          -      (51,534)       -
Net Loss, Year Ended
  December 31, 1998                -          -        -           -       -       -            -          -   (1,730,538)       -
                            --------- ---------  ======= ------------ ------ -------- ------------ ---------- ------------ --------
Balance, December 31, 1998         -  3,914,947            9,082,201   3,915       -    6,066,056          -   (5,042,969)  (1,700)

May 13, 1999
  Share Issuance                   -     19,588    $1.00           -      19       -          (19)         -            -        -
June 11, 1999
  Share Issuance                   -        685     1.70           -       1       -           (1)         -            -        -
December 3, 1999
  Share Issuance              16,000          -   125.00   2,000,000       -     160    1,999,840          -            -        -
December 31, 1999
  Partial Rescission
  of Preferred                (5,600)         -   125.00    (700,000)      -     (56)    (699,944)         -            -
Net Loss, Year Ended
  December 31, 1999                -          -        -           -       -       -            -          -   (1,238,028)       -
                            --------- ---------  ======= ------------ ------ -------- ------------ ---------- ------------ --------
Balance, December 31, 1999    10,400  3,935,220          $10,382,201  $3,935 $    104  $7,365,932  $       -  $(6,280,997) $(1,700)
                            --------- ---------  ======= ------------ ------ -------- ------------ ---------- ------------ --------
Net Loss, Year Ended
  December 31, 2000                -          -                    -       -        -           -          -     (872,064)       -
                            --------- ---------  ======= ------------ ------ -------- ------------ ---------- ------------ --------
Balance, December 31, 2000    10,400  3,935,220          $10,382,201  $3,935 $    104  $7,365,932          -  $(7,153,061) ($1,700)
                            --------- ---------  ======= ------------ ------ -------- ------------ ---------- ------------ --------
Net Income, Year Ended
  December 31, 2001                -          -        -           -       -        -          -           -       66,763
                            -------------------------------------------------------------------------------------------------------
Balance, December 31, 2001    10,400  3,935,220        - $10,382,201  $3,935 $    104 $7,365,932   $       0  ($7,086,298) ($1,700)
                            =======================================================================================================

                                See notes to the financial statements.

                                   MEDJET INC.
                          (A Development Stage Company)
                            Statements of Cash Flows


                                                                    For the Year Ended        Period from
                                                                       December 31,        December 16, 1993
                                                                  -----------------------   (Inception) to
                                                                     2001         2000     December 31, 2001
                                                                  ----------  -----------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                 $  66,763   $  (872,064)    $(8,590,968)

Adjustments to Reconcile Net Income (Loss) to
     Net Cash Provided by (Used in) Operating Activities:
          Depreciation and amortization                              60,367        67,962         529,483
          Loss on abandonment of Patents                             46,683             -          46,683
          Loss on abandonment of property and equipment               2,843             -          31,830
          (Increase) Decrease in prepaid expenses                   (40,717)        7,838         (90,928)
          (Increase) Decrease in deferred tax asset                       -       267,063               -
          Increase (Decrease) in accounts payable
               and accrued expenses                                 (35,328)       29,615         200,565
          Decrease in deferred revenues                                   -      (175,000)              -
          Increase in deferred rental obligation                      3,467             -           3,467
                                                                  ----------  ------------    ------------

     Net Cash Provided by (Used in) Operating Activities            104,078      (674,586)     (7,869,868)
                                                                  ----------  ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Note Receivable                                         9,209             -           9,209
Cash redemptions of marketable securities                                 -             -         320,605
Cash purchases of marketable securities                                   -             -        (320,605)
Cash purchases of property, plant & equipment                        (8,641)      (62,772)       (546,439)
Cash purchase of organization costs                                       -             -         (37,387)
Cash payments for patents and trademarks                            (74,874)      (70,471)       (337,920)
Cash payments for security deposits                                  (2,569)       (1,255)         (8,661)
                                                                  ----------  ------------    ------------
     Net Cash Used in Investing Activities                          (76,875)     (134,498)       (921,198)
                                                                  ----------  ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock                                 -             -       2,380,018
Repayments of Capital Lease Obligation                              (28,391)            -         (28,391)
Proceeds from issuance of common stock
     and initial public offering                                          -             -       6,494,616
Purchase of treasury stock                                                -             -          (1,700)
Proceeds from officer notes payable                                  31,000       (21,000)        602,000
Repayment of officer notes payable                                        -             -        (442,000)
Proceeds from other notes payable                                         -             -         450,000
Repayment of other notes payable                                          -       (50,000)       (450,000)
                                                                  ----------  ------------    ------------

     Net Cash Provided by (Used in) Financing Activities              2,609       (71,000)      9,004,543
                                                                  ----------  ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 29,812      (880,084)        213,477

Cash and Cash Equivalents - Beginning of Period                     183,665     1,063,749               -
                                                                  ----------  ------------    ------------

Cash and Cash Equivalents - End of Period                         $ 213,477   $   183,665     $   213,477
                                                                  ==========  ============    ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
     Income taxes                                                 $       -   $         -     $       600
                                                                  ==========  ============    ============
     Interest expense                                             $  23,206   $    14,617     $    63,308
                                                                  ==========  ============    ============

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

                                   MEDJET INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


Nature of Organization (Continued)

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

        The net proceeds of this private placement were used by the Company to continue development of the Company's microjet microkeratome for vision correction applications.

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

        In August 2001, the Company entered into an agreement and plan of merger and reorganization with VISX, Incorporated (VISX). Under the terms of the agreement, the Company received a one-time non-refundable payment of $500,000 upon execution of the agreement in consideration for VISX's right to terminate the merger agreement for any or no reason during the one-year period following the date of its execution. That payment is reflected as merger option income in the financial statements. Under additional terms of the agreement, the Company issued and delivered to VISX three year warrants to purchase 1,320,000 shares of the Company's Common Stock at an exercise price of $0.75 per share. In addition, VISX purchased 10,400 shares of the Company's Series B Convertible Preferred Stock, which represents all the of the Company's outstanding shares of Preferred Stock, and warrants to purchase a total of 1,365,000 shares of the Company's common stock from a third party. Should VISX terminate the merger agreement prior to August 17, 2002, an escalating termination fee of no less than $200,000 and no more $500,000 will be paid to the Company under certain circumstances. Should the Company terminate the agreement, the Company would pay a $500,000 termination fee to VISX under certain circumstances.

        Under a separate agreement, VISX engaged the Company to perform research and development functions for one year. This agreement provides for minimum payments of $150,000 per month for the first six months and $100,000 for the second six months. VISX, at its discretion, may provide funding in excess of the minimums. Payments under this agreement totaling $1,032,000

                                   MEDJET INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


        have been included in revenues. VISX has also purchased capital equipment directly for the Company. VISX and the Company will jointly own all intellectual property and any resulting patents developed by either party under the agreement. The agreement expires August 17, 2002, with no stated terms for renewal.

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

Amortization

        Patents are being amortized over twenty years on a straight-line basis. These costs will be expensed if and when it is concluded that non-approval or no future economic benefits are probable. Total amortization for the years ended December 31, 2001 and 2000 was $10,386 and $10,953, respectively.

Revenue Recognition

        The Company's revenue for 2001 and 2000 is generated from fees and is recognized in accordance with the terms of the agreements reached with third parties.

Research and Development

        Research and Development costs related to both future and present products are charged to operations as incurred. Research and Development costs approximated $895,000 and $599,000 in 2001 and 2000, respectively.

Advertising Costs

        Advertising cost are charged to operations when incurred. Advertising expense was $1,390 and $1,495 for the years ended December 31, 2001 and 2000, respectively.

Earnings (Loss) Per Share

        Earnings (loss) per share, in accordance with the provisions of Financial Accounting Standards No. 128, "Earnings Per Share," is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the period. Common stock equivalents have not been included in this computation for 2000 and for the period December 16, 1993 (inception) to December 31, 2001 as the effect would be anti-dilutive.

                                   MEDJET INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


Income Taxes

        In accordance with the provisions of Financial Accounting Standards No. 109, "Accounting for Income Taxes," deferred taxes are recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, the benefit for federal income taxes has been offset entirely by a valuation allowance against the related deferred tax asset for the year ended December 31, 2001.

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

CONCENTRATIONS OF BUSINESS AND CREDIT RISK

        The Company maintains cash balances in several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000, of which the Company's accounts may, at times, exceed the federally insured limits.

        The Company received 100% of its revenue from one customer in 2001 and 100% from a different customer in 2000.

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

NOTE RECEIVABLE

        In June 2000, the Company purchased a leased company automobile and tendered the vehicle to a departing officer of the Company. The former officer is repaying the Company through a note receivable as follows:

                                                                   December 31,
                                                                 ---------------
                                                                  2001    2000
                                                                  ----    ----
        Unsecured note receivable with interest at
          8.5% per annum due in monthly installments
          of $342 including interest through June 2003           $  -    $9,209
        Less current portion                                     $  -     3,452
                                                                 -----   -------
        Note receivable, less current portion                       -    $5,757
                                                                 -----   -------

The note was paid in full in April 2001.

                                   MEDJET INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


NOTES PAYABLE - OFFICER

        Notes payable - officer represents an unsecured loan from an officer of the Company with interest at prime +(prime X 6.7%), currently 5.07% per annum, due the earliest occurrence of January 26, 2009 or payments upon agreement.

STOCKHOLDERS' EQUITY

Stock Option Plan

        On October 31, 1994, the Company adopted its 1994 Stock Option Plan (the "Plan"). The Plan provides that certain options to purchase the Company's common stock granted thereunder are intended to qualify as "incentive stock options" within the meaning of Section 422A of the United States Internal Revenue Code of 1986, while non-qualified options may also be granted under the Plan. The initial plan and subsequent amendments provide for authorization of up to 700,000 shares at December 31, 2001 and 2000, respectively. The option price per share of stock purchasable under an Incentive Stock Option shall be determined at the time of grant but shall not be less than 100% of the Fair Market Value of the stock on such date, or, in the case of a 10% Stockholder, the option price per share shall be no less than 110% of the Fair Market Value of the stock on the date an Incentive Stock Option is granted to such 10% Stockholder.

                                              Qualified and Non-Qualified Shares
                                               Under Option as of December 31,
                                              ----------------------------------
                                                   2001            2000
                                                   ----            ----
        Outstanding, beginning of year            440,550         348,550
        Granted during the year                   200,993         225,000
        Canceled during the year                  132,547        (133,000)
        Exercised during the year                       -               -
                                               ----------      ----------
        Outstanding, end of year                  508,996         440,550
                                               ==========      ==========
        Eligible, end of year, for exercise       353,959         258,335
                                               ----------      ----------
        Range of exercise price per share      $.25 to $7.15   $.05-to $7.63
                                               =============   =============

        At December 31, 2001 and 2000, the average exercise price and remaining contractual life were $1.04 and $2.81 per share, and 8 years 4 months and 7 years 8 months, respectively.

        At December 31, 2001 and 2000, there were 137,581 and 206,027 shares, respectively, reserved for future grants.

Warrants

        The Company has issued common stock purchase warrants separately and in conjunction with the Offering, both of the preferred stock private placements and the VISX agreement (see "Nature of Organization"), as well as to consultants and to lenders, as follows:

                                   MEDJET INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


        As of December 31, 2001:

                          Exercise         Exercise Term
  Date of                Price Per   -----------------------
   Grant  No. of Shares    Share       Start      Expiration   Vesting Rights
   -----  -------------    -----       -----      ----------   --------------
4/20/98        18,272       4.34      4/20/98      4/20/02    100% on 4/20/98
7/15/99        50,000       1.00      7/15/99      7/15/04    100% on 7/15/99
11/12/99        7,500       3.50      11/12/99     11/12/04   100% on 11/12/99
12/03/99    1,365,000       3.50      2/1/00       12/03/04   100% after 1/31/00
8/17/01     1,320,000       0.75      8/17/01      8/17/04    100% on 8/17/01
            ---------
            2,760,772    Outstanding at December 31, 2001

        As of December 31, 2000:

                          Exercise         Exercise Term
  Date of                Price Per   -----------------------
   Grant  No. of Shares    Share       Start      Expiration   Vesting Rights
   -----  -------------    -----       -----      ----------   --------------
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

        There were no warrants exercised during 2001 and 2000. At December 31, 2001 and 2000, there were 2,760,772 and 1,584,161 shares, respectively, eligible for exercise at prices ranging from $.75 to $4.34 per share.

Pro Forma Information

        In 1996, the Company adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation expense has been recognized for stock options and warrants issued. Had compensation expense for the options and the warrants which vested in 2001 and 2000 been determined based on the fair value at the grant date commensurate with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share for 2001 and 2000, respectively, would have been reflected as to the pro forma amounts indicated below:

                                         2001               2000
                                         ----               ----
Net income (loss):
        As reported                      $66,763          $(872,064)
        Pro forma                    $(1,221,982)       $(4,896,571)
 Basic income (loss) per share:
        As reported                        $0.02             $(0.22)
        Pro forma                         $(0.31)            $(1.26)

        The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in 2001 and

                                   MEDJET INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


        2000, respectively: dividend yield of 0% and 0%; expected volatility of 190% and 156%; risk-free interest rate of 3.6% and 4.5%; and expected lives of 2 years 6 months in both years.

RETIREMENT PLAN

        The Company sponsors a qualified 401(k) plan covering substantially all full time employees under which eligible employees can defer a portion of their annual compensation. The Company currently makes no matching contribution to the plan.

INCOME TAXES

        The income tax (benefit) provision is comprised of the following:

                                          Year Ended December 31,
                                          -----------------------
                                          2001                2000
                                          ----                ----
State current provision                    $800               $4,840
State deferred provision              ($210,928)             $36,676
                                      ----------             -------
                                      ($210,128)             $41,516
                                      ----------             -------

In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss ("NOL") Carryover and Research and Development Tax Credits ("R&D Credits") to corporate taxpayers in New Jersey. During 1999, the Company entered into an agreement under which it retained a third party broker to identify a buyer for its NOL Carryover and R&D Credits. The total anticipated net proceeds of this transaction ($594,209) were recorded as a non-current deferred tax asset in the accompanying financial statements. Due to limitations placed by the State of New Jersey on the total amount of NOL Carryover and R&D Credits eligible to be sold in any one year, the sale of only a portion of the Company's NOL Carryover and R&D Credits ($327,146) was completed in 1999. The receipt of these funds was recorded as a reduction to the non-current deferred tax asset in the accompanying financial statements. Proceeds from additional sales of the Company's NOL Carryover and R&D Credits were received in 2001 ($210,928) and in 2000 ($229,427). The Company's total deferred tax asset (related entirely to the NOL Carryover and R&D Credits) and valuation allowance are as follows:

                                                          December 31,
                                              ---------------------------------
                                                  2001                 2000
                                                  ----                 ----
Total deferred tax asset, noncurrent          $ 2,223,366          $ 2,020,153
Less valuation allowance                      $(2,223,366)         $(2,020,153)
                                              -----------          -----------
Net deferred tax asset, noncurrent            $        -           $        -
                                              ===========          ===========

        The total change in the valuation allowance amounted to $203,213 and $256,514 for the years ended December 31, 2001 and 2000, respectively.

                                   MEDJET INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


        The differences between income tax benefits in the financial statements and the tax benefit computed at the U.S. Federal statutory rate of 34% are as follows:

                                                    Year Ended December 31,
                                                    -----------------------
                                                    2001                2000
                                                    ----                ----
          Federal Income Tax (Benefit)               (34)%              (34)%
          State Taxes (Benefits)                  (146.6)%               5.0%
          Valuation allowance                          34%                34%
                                                  -------               ----
          Effective tax rate                      (146.6)%               5.0%
                                                  -------               ----

        At December 31, 2001, the Company has available approximately $6,529,934 of net operating losses to carry forward and which may be used to reduce future federal taxable income through December 31, 2016.

        At December 31, 2001, the Company has available approximately $35,426 of net operating losses to carry forward and which may be used to reduce future state taxable income through December 31, 2008.

COMMITMENTS AND CONTINGENCIES

        The Company leases approximately 4,982 square feet of research and development and office space in Edison, New Jersey pursuant to a lease which expires December 31, 2004. In November 2001, the Company entered into a one-year lease to lease an additional 1,434 square feet of the office space at the same location.

        The following is a schedule by years of future minimum lease payments as of December 31, 2001 under operating leases that have initial or remaining non-cancelable lease terms in excess of one year:

                Year Ended December 31,
                2002                                               $101,242
                2003                                                 83,000
                2004                                                 83,448
                                                                  ---------
                Total Minimum Lease Payments Required              $267,690
                                                                   --------

        Rent expense under the operating leases totaled $81,621 and $78,198 for the years ended December 31, 2001 and 2000, respectively.

        Beginning in 2000, the lease for the building and office space has an annual escalation factor. The above rental commitments reflect the periods during which the actual obligations arise (per the lease agreement). Rental expense has been charged to operations on straight-line basis. The associated deferred rental obligation is presented in the balance sheet as a long-term liability of $12,065 at December 31, 2001.

        The Company believes the space currently available to it will be sufficient to meet the Company's requirements for the foreseeable future.

                                   MEDJET INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


CAPITAL LEASES

        The Company leases certain equipment under capital leases expiring in 2002. The assets and liabilities under capital leases are recorded a lower of the present value of the minimum lease payments or the fair value of the asset at the inception of the lease. The assets are amortized over the lower of their related lease terms or their estimated productive lives. Amortization of assets under capital leases is included in depreciation expense in 2001. Properties under capital leases are as follows:

                                                December 31,
                                        -----------------------------
                                             2001           2000
                                             ----           ----
        3-D Profiler Equipment             $50,586         $50,586
        Less accumulated amortization      $18,722         $11,702
                                           -------         -------
                    Total                  $31,864         $46,804
                                           -------         -------

        The following is a schedule of minimum lease payments due under capital leases as of December 31, 2001:

        Year Ending December 31, 2002
        -----------------------------

        Total net minimum capital lease payments                         $12,990
          Less amounts representing interest                             $   314
          Present value of net minimum capital lease payments            $12,676
          Obligations under capital leases, excluding current
            maturities                                                   $    -

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

EMPLOYMENT AGREEMENT

        In 1999, the Company and its Chairman of the Board and Chief Executive Officer (the "Executive") entered into an employment agreement. This agreement, which expires on March 15, 2002, provides for a base compensation of $170,000 per year, bonuses aggregating a maximum of $60,000 for any one year based upon the attainment of certain goals and other additional compensation as may be determined by the Board of Directors (without the

                                   MEDJET INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


        Executive's participation) in its sole discretion. The Board of Directors (without the Executive's participation) may also increase such base compensation in its sole discretion. The agreement, which can be terminated for cause and contains proprietary information, invention and non-competition provisions which prohibit disclosure of any of the Company's proprietary information and preclude competition with the Company for two years after termination of employment, also provides for the payment of an amount upon the death or disability of the Executive. The agreement also provides for the grant of an option to purchase up to 150,000 shares of the Company's common stock, such option to vest over the period of the agreement.

        The Company has procured life insurance in the amount of $500,000 to compensate it for the loss, through death or disability, of the Company's Chairman and Chief Executive Officer.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers of the Company as of March 15, 2001 are as follows:

    o EUGENE I. GORDON, PH.D., age 71, is the founder and Chief Executive Officer of the Company and has been a Director and Chairman of the Board since the Company's inception in December 1993. Dr. Gordon is an inventor of the Company's hydro-epithelial keratoplasty ("HEK"), hydro-therapeutic keratoplasty ("HTK") and hydro-refractive keratoplasty ("HRK") keratome technology. From 1987 to 1988, Dr. Gordon served as Senior Vice President and Director of the Research Laboratories for Hughes Aircraft Co. He joined ATT Bell Laboratories in 1957 and retired in 1983 as Laboratory Director. Dr. Gordon has served as an adjunct professor in the department of Ophthalmology at the University of Medicine and Dentistry of New Jersey since 1994, and was a professor in the Department of Electrical and Computer Engineering at the New Jersey Institute of Technology from 1990 to 1994.

    o EDWARD E. DAVID, JR, SC.D., age 77, has been a director of the Company since June 1998. Dr. David has been a business consultant specializing in research, technology and innovation management and development since 1986 and is President of Edward E. David, Inc. and Principal and Vice President of The Washington Advisory Group, LLC, a consulting and advisory service for industry, academia, and governments. From 1977 to 1986, Dr. David served as President of Exxon Research and Engineering, where he directed research, development, engineering and technical services activities. From 1970 to 1973, Dr. David served as the Science Advisor to the President of the United States and as the Director of the White House Office of Science and Technology. Dr. David currently serves on the boards of Protein Polymer Technologies Inc. and Spacehab, Inc., each of which is publicly-traded.

    o WILLIAM C. HITTINGER, age 79, has been a director of the Company since July 1999. Mr. Hittinger has been a business consultant since retiring in 1986 as an Executive Vice President of RCA Corporation. While at RCA, Mr. Hittinger's responsibilities included corporate technology, patents, licensing, international business and marketing development, and corporate technology planning. Prior to joining RCA in 1970, Mr. Hittinger was President of General Instrument Corp. Mr. Hittinger has previously served as a director of UNC Inc., Biotechnic International Inc., Stabler Companies, Bethlehem Steel Corp., Thomas and Betts Corp. and The Allen Bradley Company. He has also served as Chairman of the Board of Trustees and Interim President of Lehigh University. Mr. Hittinger is a Fellow of the Institute of Electrical and Electronics Engineers, a Fellow of the Royal Society of Arts, and a member of the National Academy of Engineering. Mr. Hittinger was a member of President Reagan's National Security Telecommunications Advisory Committee from 1982 to 1986 and a member of the U.S. - Brazil Presidential Committee on Science and Technology in 1987.

    o RONALD B. ODRICH, DDS, age 70, has been a director of the Company since July 1999. Dr. Odrich has, since 1963, been engaged in the private practice of dentistry, with a specialization in periodontology. Since 1997, Dr. Odrich has been a director of Park Avenue Periodontal Associates, P.C., located in New York City. Dr. Odrich has had several teaching appointments and has, since 1992, served as a guest lecturer and associate professor in the Division of Periodontics, School of Dental and Oral Surgery, Columbia University. In addition to being a Diplomate of the American Academy of Periodontology, Dr. Odrich is a member of the Academy of Osseointegration, the American Academy of Implantology and the American Dental Association.

    o ELIAS SNITZER, PH.D., age 77, has been a director of the Company since July 1999. Dr. Snitzer has, since 1989, been affiliated with Rutgers University as a Professor of Ceramic Science and Engineering and currently as Professor Emeritus in the Department of Ceramics and Materials Science. Since 1995, Dr. Snitzer has been President of Photo Refractive Enterprises, Inc., a privately-held optical fiber waveguide equipment developer and marketer. Prior to that, Dr. Snitzer has held various senior industrial and research positions at Polaroid, United Technologies, American Optical Corporation and Honeywell. His honors and awards include the George Money Award of the American Ceramic Society, IEEE Quantum Electronics Award, the Charles Townes Award of OSA, the John Tyndall Award of OSA/IEEE and election to the National Academy of Engineering.

    o TIMOTHY R. MAIER, age 53, has served as a director of the Company since August 2001. Mr. Maier has been Executive Vice President, Chief Financial Officer and Treasurer of VISX since December 1999, prior to which he had been Vice President, Chief Financial Officer and Treasurer since June 1995. From 1991 to June 1995, he served as Vice President and Chief Financial Officer of GenPharm International, Inc., a privately held international biotechnology company.

    o CHERYL BLAKE, age 38, has served as Vice President Finance and Human Resources of the Company since August 2000. Ms. Blake also served as Manager of Human Resources and Facilities of the Company from February 1998 to April 1999. From May 1999 to March 2000, Ms. Blake served as Assistant Vice President of 1st Constitution Bank and, from 1995 to 1997, she served as Controller of Cooper Pest Control, Inc. Ms. Blake has served as a Director on several different Rotary Clubs Boards, the Better Business Bureau of Central Jersey, and Ravens Crest East Condominium Association. She was appointed by the Mayor of Hamilton Township to serve on the Economic Development Advisory Commission. Ms. Blake received a Bachelors Degree of Business Administration from Bryant College.

There are no family relationships among any of the Company's directors or officers. However, Dr. Ronald B. Odrich, one of the Company's directors, is the father of Dr. Marc Odrich, the Medical Director of VISX. Mr. Timothy Maier was appointed to the Company's Board of Directors pursuant to an agreement entered into between the Company and VISX in connection with the execution of the merger agreement. There are no other arrangements between any director and any other person pursuant to which the director was selected.

COMPENSATION OF DIRECTORS

Directors who are officers or employees of the Company receive no additional cash compensation for service as members of the Board of Directors or any committee of the Board. Each director who is not an employee of the Company or VISX generally receives an annual grant of non-qualified stock options to purchase 10,000 shares of Common Stock. Each option is granted at an exercise price equal to the fair market value per share of Common Stock on the date of grant, expires ten years from the date of grant, and vests upon the earlier of one year from the date of grant or the day immediately preceding the subsequent annual meeting of stockholders, provided that the director has served on the Board of Directors through that date. Non-employee directors are also reimbursed for out-of-pocket expenses incurred in connection with attendance of meetings of the Board. In 2000, Drs. David, Odrich and Snitzer and Mr. Hittinger each received options to purchase 10,000 shares of Common Stock at an exercise price of $0.74 per share. In 2001, Drs. David, Odrich and Snitzer and Mr. Hittinger each received options to purchase 10,000 shares of Common Stock with an exercise price of $0.25 per share.

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who beneficially own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the SEC and to furnish the Company with copies of all such reports they file. Based on the Company's review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during 2001 all such reports were timely filed, except that a Form 3 for Cheryl Blake was filed late, the grant of an option in each of 1999 and 2000, as well as the repricing of an option in 2000, to Edward David were reported late, the grant of an option in each of 1999 and 2000 to William Hittinger were reported late, the grant of an option in 2000 to Ronald Odrich was reported late and the grant of an option in 2000 to Elias Snitzer was reported late.

ITEM 10.       EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning compensation paid to the Company's Chairman of the Board and Chief Executive Officer (the "Named Executive Officer"), with respect to the years ended December 31, 2001, 2000, and 1999. There were no other executive officers of the Company whose salary and bonus compensation exceeded $100,000 during the last fiscal year.


                           SUMMARY COMPENSATION TABLE

                                                                     LONG TERM
                                                                   COMPENSATION
                                                                   ------------
                                                                      AWARDS
                                                                      ------
                                             ANNUAL COMPENSATION     SECURITIES    ALL OTHER
                                            ---------------------    UNDERLYING   COMPENSATION
NAME AND PRINCIPAL POSITION       YEAR      SALARY($)    BONUS($)    OPTIONS/(#)     ($)(1)
---------------------------       ----      ---------   - -------  -------------  ------------
Eugene I. Gordon, Ph.D.           2001      171,963         -            -           1,174
  Chairman of the Board and       2000      170,000        20,000        -           1,174
  Chief Executive Officer         1999      141,667        20,000    150,000         1,524



-------------
(1)  Represents premiums paid for life insurance polices.

STOCK OPTION GRANTS

No options to purchase shares of Common Stock were granted by the Company to the Named Executive Officer during 2001.

YEAR-END OPTION VALUES

The following table sets forth information regarding options held at December 31, 2001 by the Named Executive Officer.

                       AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                              NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                      SHARES                 UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS
                     ACQUIRED                 OPTIONS AT FY-END (#)           AT FY-END ($)
                        ON        VALUE     -------------------------- --------------------------
        NAME        EXERCISE(#) REALIZED($) EXERCISABLE  UNEXERCISABLE EXERCISABLE  UNEXERCISABLE
        ----        ----------- ----------- -----------  ------------- -----------  -------------
Eugene I. Gordon,        -           -        175,844        16,656           -          -
Ph.D.



EMPLOYMENT AGREEMENTS

In March 1999, the Company and Eugene I. Gordon, its Chairman of the Board and Chief Executive Officer, entered into a three-year employment agreement, which was subsequently amended in March 2002 to extend the term of the agreement through March 15, 2003. The agreement provides for base compensation of $170,000 per year, bonuses aggregating a maximum of $60,000 per year based upon the attainment of certain goals, and other additional compensation as may be determined by the Board of Directors (without the participation of Dr. Gordon) in its sole discretion. The Board of Directors (without the participation of Dr. Gordon) may increase such base compensation in its sole discretion. Under the original agreement, the Company issued to Dr. Gordon options to purchase 150,000 shares of Common Stock, pursuant to the Company's Stock Option Plan, at an exercise price of $0.89 per share, which was the fair market value per share of the Common Stock on the date of grant. The options vested ratably over the initial three-year term of the agreement. In addition, in consideration for extending the term of the agreement, Dr. Gordon will be paid an inducement bonus of $60,000, payable no later than ten days after the proposed merger with VISX is either completed or terminated. VISX has agreed to pay this inducement bonus to Dr. Gordon. The agreement also provides for payment of up to one year's total compensation if Dr. Gordon's employment with the Company is terminated for any reason other than for cause, death or disability.

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

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 28, 2002 by (i) each person known by us to own beneficially more than 5% of our common stock, (ii) each of our directors, (iii) our Chairman of the Board and Chief Executive Officer, and (iv) all of our directors and executive officers as a group. Except as indicated in the footnotes to this table, each beneficial owner named in the table has sole voting and investment power with respect to the shares set forth opposite the beneficial owner's name.


                                                          SHARES BENEFICIALLY    PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER                              OWNED            CLASS
------------------------------------                              -----            -----
VISX, Incorporated.................................          3,725,000 (1)          48.8%
   3400 Central Expressway
   Santa Clara, CA 95051

Eugene I. Gordon...................................          1,839,287 (2)          44.0%
   1090 King Georges Post Road
   Suite 301
   Edison, NJ 08837

Edward E. David, Jr................................           40,000 (3)              *

William C. Hittinger...............................           20,000 (4)              *

Ronald B. Odrich...................................           48,000 (5)              *

Elias Snitzer......................................           31,000 (5)              *

Timothy R. Maier...................................                -                  -

All directors and executive officers as a group (7
  persons).........................................          2,003,426 (6)          46.7%


----------------------

*       Less than 1% of our common stock.

(1) Consists of 1,040,000 shares of our common stock issuable upon conversion of 10,400 shares of our series B convertible preferred stock and 2,685,000 shares issuable upon exercise of currently exercisable warrants. Does not include an aggregate of 1,805,963 shares beneficially owned by Dr. Gordon that are subject to a voting and stock option agreement between VISX and Dr. Gordon.

(2) Includes 242,500 shares issuable upon exercise of options and warrants excercisable within 60 days of February 28, 2002. Dr. Gordon has entered into a voting and stock option agreement with VISX pursuant to which, among other things, Dr. Gordon has agreed to vote his shares of common stock in favor of the approval and adoption of the merger agreement and has granted VISX a proxy to vote his shares in this manner.

(3) Includes 30,000 shares issuable upon exercise of currently exercisable options.

(4) Consists of shares issuable upon exercise of currently exercisable options.

(5) Includes 20,000 shares issuable upon exercise of currently exercisable options.

(6) Includes 357,630 shares issuable upon exercise of options and warrants exercisable within 60 days of February 28, 2002.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During March 1999, Dr. Gordon agreed to make available to the Company a loan of up to $250,000. Under the terms of this agreement, the Company issued to Dr. Gordon warrants to purchase up to 50,000 shares of the Company's Common Stock and pays a market interest rate on amounts borrowed. During December 31, 2001, amounts advanced under this agreement totaled $250,000 plus interest. At December 31, 2001, $90,000 of this loan had been repaid. Principal amounts outstanding under this loan are due and payable on January 26, 2009.

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K.

(A)     Reports on Form 8-K.

        None

(B)     Index to Exhibits.

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

     3.2 Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K filed on December 17, 1999, File No. 1-11765).

     3.3 By-Laws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form SB-2, Registration No. 333-3184).

     3.4 Certificate of Designations of Series B Convertible Preferred Stock of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Registrant's Report on Form 8-K filed on December 17, 1999, File No. 1-11765).

    10.1        Employment Agreement between the Registrant and Eugene I.
                Gordon, dated as of April 9, 1999. (incorporated herein by reference to Exhibit 10 to the Registrant's Report on Form 10-QSB for the quarter ended June 30, 1999, File No. 1-11765)

   *10.2 Amendment No. 1 to Employment Agreement between the Registrant and Eugene I. Gordon, dated as of March 13, 2002.

    10.3 The Medjet Inc. 1994 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form SB-2, Registration No. 333-3184).

    EXHIBIT                                      DESCRIPTION OF
    NUMBER                                          DOCUMENT
    -------                                         --------

    10.4 Agreement of Lease between the Registrant and Linpro Edison Land Limited, dated May 13, 1994 (incorporated herein by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form SB-2, Registration No. 333-3184).

    10.5 First Amendment to Lease between the Registrant and BCE Associates, L.P., dated February 28, 1996 (incorporated herein by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form SB-2, Registration No. 333-3184).

    10.6 Second Amendment to Lease between the Registrant and BCE Associates, L.P., dated December 13, 1996 (incorporated herein by reference to Exhibit 10.11 to the Registrant's Form 10-KSB for the year ended December 31, 1996, File No. 1-11765).

    10.7 Third Amendment to Lease between the Registrant and BCE Associates, L.P., dated March 25, 1999 (incorporated herein by reference to Exhibit 10.6 to the Registrant's Report on Form 10-KSB for the year ended December 31, 1999, File No. 1-11765).

   *10.8 Lease between the Registrant and BCE Associates, L.P. dated as of November 9, 2001.

   *10.9 Research, Development and Experimental Cost Sharing Agreement, dated as of August 17, 2001, by and between the Registrant and VISX, Incorporated.

   *11.1        Computation of Net Income (Loss) Per Common Share.

   *23.1        Consent of Independent Auditors.

   *24.1        Power of Attorney (included on signature page).

*Filed herewith.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Edison, State of New Jersey, on the 18th day of March 2002.

                                                   MEDJET INC.

                                                   By:/S/ EUGENE I. GORDON
                                                      --------------------
                                                      Eugene I. Gordon,
                                                      Chairman of the Board and
                                                      Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

     SIGNATURE(S)                     TITLE(S)                        DATE
     ------------                     --------                        ----

/S/ EUGENE I. GORDON         Chairman of the Board and          March 18, 2002
-----------------------      Chief Executive Officer
Eugene I. Gordon

/S/ CHERYL BLAKE             Vice President - Finance and       March 18, 2002
-----------------------      Human Resources
Cheryl Blake

/S/ EDWARD E. DAVID, JR.     Director                           March 18, 2002
------------------------
Edward E. David, Jr.

/S/ WILLIAM C. HITTINGER     Director                           March 18, 2002
------------------------
William C. Hittinger

/s/ Ronald B. Odrich         Director                           March 18, 2002
-----------------------
Ronald B. Odrich

/S/ ELIAS SNITZER            Director                           March 18, 2002
-----------------------
Elias Snitzer

/S/ TIMOTHY MAIER            Director                           March 18, 2002
-----------------------
Timothy Maier