Form 10KSB/A
period 2001-12-31
MEDJET INC
filed 2002-05-02
CIK 932265

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------

                                  FORM 10-KSB/A

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


     The aggregate market value of the voting stock held by non-affiliates of the Issuer as of March 29, 2002 was approximately $1,984,967.


     As of March 29, 2002, 3,901,431 shares of the Issuer's Common Stock, par value $0.001 per share, were outstanding.

     Transitional Small Business Disclosure Format (check one): Yes___ No X .
                                                                         ---

                                TABLE OF CONTENTS

                                                                            PAGE

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS...............................................1

         Overview..............................................................1

         Applications of Company Technology....................................2

         Research and Development..............................................4

         Patents...............................................................4

         Regulation............................................................4

         Competition...........................................................6

         Employees.............................................................6

ITEM 2.  DESCRIPTION OF PROPERTY...............................................7

ITEM 3.  LEGAL PROCEEDINGS.....................................................7

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................8

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..............8

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............8

ITEM 7.  FINANCIAL STATEMENTS.................................................16

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE.................................................34

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT....................34

ITEM 10. EXECUTIVE COMPENSATION...............................................36

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......38

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................39

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.....................................39

SIGNATURE.....................................................................41

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

In July 1998, the Company entered into an agreement with Nestle S.A. ("Nestle") pursuant to which the Company granted Nestle and its wholly owned subsidiary, Alcon Laboratories, Inc. ("Alcon"), an exclusive, worldwide license for the use of the Company's proprietary microjet technology for corneal refractive surgery. The agreement was terminable on three months' notice and, in December 1999, the Company received notice of Alcon's termination of the agreement. Alcon offered, and the Company knew of, no reason for the termination. In July 2000, the Company and Alcon settled differences relating to the termination conditions and Alcon paid Medjet $350,000 and forgave a loan to Medjet of $175,000.

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

PATENTS

The Company has sought to protect its proprietary interest in the microjet microkeratome by applying for patents in the United States and corresponding patents abroad. As of March 31, 2002, the Company held eight issued U.S. patents and had 8 pending U.S. patents. The Company's U.S. patents expire between 2014 and 2020. The Company holds a U.S. patent that covers a method and device for use of the microjet microkeratome, including use of a template for corneal shaping and holding during use of a microjet microkeratome device. This patent expires in 2014. Although there can be no assurance, the Company believes that its ownership of this patent and other pending patents will inhibit other companies from commercializing the use of microjets for making hinged flaps as part of the LASIK procedure. The Company also holds corresponding international patents for this method and device in Australia, South Africa, Poland and Israel, and has filed corresponding patent applications in Canada, China, Europe, Japan and South Korea.

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

A successful 510(k) notification results in the issuance of a letter from the FDA in which the FDA acknowledges the substantial equivalence of the reviewed device to a legally marketed device and clears the reviewed device for marketing to the public. The Company has received successful 510(k) notification with respect to its device to carry out epithelial removal procedurefor the first step in the procedure known as Photo Refractive Keratectomy, or PRK. Under FDA regulations, the FDA has a 90-day period to respond to a 510(k) notification, although such response has been known to take longer.

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

It is possible that other companies will bring products to market prior to such time, if ever, that the Company is able to economically market commercial quantities of products. For example, Visijet Inc. is also developing microjet technology and has received market clearance from the FDA for a microjet based microkeratome for general surgical use. To the Company's knowledge, the Visijet devise has not yet received market clearance for use in LASIK surgery. Although Visijet has not commercially introduced a microjet microkeratome, Visijet has announced its intention to introduce and market its device for use in LASIK surgery. The Company, however, believes that Visijet's microjet microkeratome, if introduced, will infringe upon the Company's patented technology and Medjet intends to pursue available remedies to protect its proprietary technology if and when necessary.

Although the Company's microjet microkeratome is still in development and has neither been tested on live human eyes nor received the regulatory approval or clearance necessary for sale, the Company believes that it has the potential to effectively compete with other surgical techniques because of its relative simplicity, safety, efficacy and reduced risk of significant pain.

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

                                                RANGE OF HIGH AND LOW BID PRICES
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

Total expenses for 2001 increased by $295,355 (22%) to $1,662,022 from $1,366,667 in 2000. This increase was primarily due to an increase in legal fees, principally related to the negotiation and execution of an Agreement and Plan of Merger and Reorganization between the Company and VISX, increased purchases for materials, testing and analysis and other costs associated with continuing development activities and patent abandonment costs of $46,633 in 2001 resulting from the abandonment of two foreign issued patents, three U.S. pending patents and four foreign pending patents by the Company during 2001.

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

In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey net operating loss carryover ("NOLs") and research and development tax credits ("R&D Credits") to corporate taxpayers in New Jersey. Under this program, the New Jersey Department of Taxation certifies annual NOLs and R&D Credits which may be sold to third parties. Generally, corporations operating in New Jersey are subject to a 9% tax on net operating profits. Companies meeting certain criteria and that had NOLs may apply for certificates for 9% of their cumulative state certified NOLs and 3% of their R&D Credits. The total value of the certificates for all companies applying is limited to a fixed amount, as established by statute. As a result, the value of the certificates issued is usually less than the total NOLs and R&D Credit amounts for which applications are submitted, depending on the number of companies applying for such certificates and the amounts claimed. Any remaining amounts of NOLs and R&D Credits exceeding the face value of the certificates issued can be carried over into subsequent years. Whatever certificates are received may be sold for a percentage of their face value, typically between 80% and 85%. The buyers of these certificates are then entitled to use these certificates at 100 % of their face value to reduce their own New Jersey state income tax payments. The Company is permitted to apply for such certificates beginning in June with respect to NOLs and R&D Credits relating to prior fiscal years. The New Jersey Department of Taxation generally takes about six months to process these applications and issue the certificates. As a result, the Company generally does not sell its eligible NOLs and R&D Credits relating to a given year until near the end of the following year. To the extent that the NOLs and R&D Credits are sold, they will be unavailable to the Company to offset future New Jersey state income taxes.

For the years ended December 31, 2000 and 2001, the Company received net proceeds of $229,427 and $210,928 respectively, from the sale of its tax certificates relating to tax benefits from prior years. In 2002, the Company intends to apply for certificates totaling approximately $57,000 which consists of tax benefits of approximately $47,000 for the year ended December 31, 2001 and $9,269 in tax benefits carried over from the prior year. Assuming the Company receives a certificate for the entire amount for which it applies, and assuming the Company sells such certificate for 84% of its face value, the Company expects to receive net proceeds of approximately $47,900 in late 2002 from the sale of its certificates.

The Company anticipates that its cash on hand, the monthly research and development funding from VISX, and, to a lesser extent, the sale of its NOLs and R&D Credits, will be sufficient to meet the Company's working capital and planned capital expenditure requirements through 2002. If, however, the Company incurs unexpected expenses or if the proposed merger with VISX is not completed, the Company may require additional financing prior to the end of 2002 in order to maintain its current operations. The Company has no current arrangements with respect to any additional financing and, pursuant to the terms of the merger agreement with VISX, is currently precluded from seeking such additional financing. Consequently, there can be no assurance that any additional financing will be available to the Company, on commercially reasonable terms, or at all. The failure to obtain any needed financing would have a material adverse effect on the Company, including causing a reduction in the Company's operations.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

GENERAL

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to intangible assets, income taxes, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

PATENTS

Costs incurred in connection with patent applications, principally legal and consulting fees, are capitalized. Once a patent is granted, these costs are amortized over the lesser of the life of the patent, generally 20 years, or the estimated future economic life of the technology underlying the patent. Once the amortization period begins, management continues to evaluate the estimated future economic life of the patents. Should it be determined that a shorter life is estimated than the original estimated future life, the amortization period is adjusted accordingly. Should a patent application be abandoned or not approved, the costs incurred in connection with the application are expensed.

At December 31, 2001 unamortized patent costs amounted to $239,186 and are included in the balance sheet under the caption Patents and Trademarks (trademark costs are $1,540). Patent abandonment costs included in operating expense were $46,683 in 2001 and $0 in 2000.

REVENUE RECOGNITION

The Company's revenue for 2001 was generated from the research and development agreement entered into with VISX in August 2001. This agreement provides that VISX will fund the Company's research and development activities through August 2002. On a monthly basis, the Company prepares a budget of planned expenditures for approval by VISX. The research and development activities are then performed during the month with expenditures made against the approved budget. At the end of the month, any unexpended budget amounts are reflected as deferred revenue until such time as the expenditures are made. While this agreement provides for the full funding of all of the Company's operating activities, it does not provide for a profit margin to the Company.

At December 31, 2001, there was no deferred revenue in connection with the research and development agreement. Research and development revenue recognized from the VISX agreement included in the statement of operations was $1,032,000 in 2001.

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

NO ASSURANCE OF FDA AND OTHER REGULATORY APPROVAL OR CLEARANCE. As medical devices, the Company's microkeratomes are subject to regulation by the FDA under the FD&C Act and implementing regulations. Pursuant to the FD&C Act, the FDA regulates, among other things, the development, manufacture, labeling, distribution, and promotion of microkeratomes in the United States.

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

ITEM 7.  FINANCIAL STATEMENTS.

                                                                        PAGE NO.
                                                                        --------

Independent Auditors' Report........................................       17

Balance Sheet as of December 31, 2001...............................       18

Statements of Operations for the years ended December 31, 2001 and
2000, and for the period from inception to December 31, 2001........       19

Statement of Stockholders' Equity for the period from inception to
December 31, 2001...................................................       20

Statements of Cash Flows for the years ended December 31, 2001 and
2000, and for the period from inception to December 31, 2001........       22

Notes to the Financial Statements...................................       23

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


                                        ROSENBERG RICH BAKER BERMAN & COMPANY


Bridgewater, New Jersey
January 29, 2002

                                   MEDJET INC.
                          (A Development Stage Company)
                                  Balance Sheet
                                December 31, 2001



                                                      Assets
     Current Assets:
         Cash and cash equivalents                                               $    213,477
         Prepaid expenses                                                              81,719
                                                                                -------------
                  Total Current Assets                                                295,196
                                                                                -------------


     Property and Equipment - less accumulated depreciation of $357,182                73,024
     Patents and Trademarks - less accumulated amortization of $50,511                240,726
     Security deposits                                                                  8,661
                                                                                -------------

                  Total Assets                                                   $    617,607
                                                                                =============


                                        Liabilities and Stockholders' Equity



     Current Liabilities:
         Accounts payable and accrued liabilities                                $    150,893
         Notes payable - Officer                                                      160,000
         Current Portion of Capital Lease Obligation                                   12,676
                                                                                -------------
                 Total Current Liabilities                                            323,569
         Deferred Rental Obligation                                                    12,065
                                                                                -------------
                                                                                      335,634
                                                                                -------------
     Commitments and Contingencies                                                          -
     Stockholders' Equity:
         Preferred stock, $.01 par value, 1,000,000 shares authorized, 10,400 shares designated as Series B Convertible Preferred issued and
              outstanding                                                                 104
         Common stock, $.001 par value, 30,000,000 shares authorized,
              3,935,220 shares issued and 3,901,431 shares outstanding                  3,935
         Additional paid-in capital                                                 7,365,932
         Accumulated deficit (including deficit accumulated during development stage of $8,590,933 of which $1,556,204 was applied to additional
              paid-in capital upon conversion from an "S" to a "C" corporation)    (7,086,298)
         Less: Treasury stock, 33,789 shares, at cost                                  (1,700)
                                                                                -------------

                  Total Stockholders' Equity                                          281,973
                                                                                -------------

     Total Liabilities and Stockholders' Equity                                  $    617,607
                                                                                =============



                               See notes to the financial statements.

                                   MEDJET INC.
                          (A Development Stage Company)
                             Statement of Operations


                                                                                                        Period from
                                                                   Year Ended December 31,           December 16, 1993
                                                                -------------------------------       (Inception) to
                                                                   2001               2000           December 31, 2001
                                                                ------------       ------------    --------------------

      Revenues:
      Revenues                                               $     1,032,500    $      525,000      $        2,232,500
                                                                -------------      ------------        ----------------
            Total Revenues                                          1,032,500           525,000               2,232,500
                                                                -------------      ------------        ----------------

       Expenses:
       Research, development,
          general and administrative                                1,662,022         1,366,667              12,346,897
                                                                -------------      ------------        ----------------
            Total Expenses                                          1,662,022         1,366,667              12,346,897
                                                                -------------      ------------        ----------------

       Loss from Operations                                         (629,522)         (841,667)            (10,114,397)
                                                                -------------      ------------        ----------------

       Other Income (Expense):
          Merger Option                                               500,000                 -                 500,000
          Other Income                                                  5,285                 -                   5,285
          Interest Income                                               4,077            25,736                 346,371
          Interest Expense                                           (23,205)          (14,617)                (89,799)
                                                                -------------      ------------        ----------------
                                                                      486,157            11,119                 756,572
                                                                -------------      ------------        ----------------

            Income (Loss) Before Income Tax                         (143,365)         (830,538)             (9,352,540)

                   State Income Tax (Benefit)                       (210,128)            41,516               (761,571)
                                                                -------------      ------------        ----------------
                   Total Income Tax                                 (210,128)            41,516               (761,571)
                                                                -------------      ------------        ----------------

       Net Income (Loss)                                               66,763         (872,064)             (8,590,969)

       Dividends on Preferred Stock                                         -                 -                 184,923
                                                                -------------      ------------        ----------------

       Net Income (Loss) Attributable to Common
             Shareholders                                     $        66,763    $    (872,064)      $      (8,775,892)
                                                                =============      ============        ================
       Earnings (Loss) Per Share:
             Basic                                            $          0.02    $       (0.22)      $           (2.69)
                                                                =============      ============        ================
             Diluted                                          $          0.01    $       (0.22)      $           (2.69)
                                                                =============      ============        ================
       Weighted average common shares outstanding:
             Basic                                                  3,901,431         3,901,431               3,267,845
                                                                =============      ============        ================
             Diluted                                                5,019,524         3,901,431               3,267,845
                                                                =============      ============        ================


                     See notes to the financial statements.

                                 MEDJET INC.
                          (A Development Stage Company)
                        Statement of Stockholders' Equity
     Period From December 16, 1993 (Date of Inception) to December 31, 2001

                                                                     Total      Common       Preferred                Paid-In
                                       Preferred  Common    Price   Consider-    Stock         Stock      Paid-       Capital
                                        Shares    Shares    Per       ation     ($.001         ($.01       In       (Beneficial
         Date/Description               Issued    Issued    Share     Paid      Par Value)  Par Value)   Capital     Conversion)
-------------------------------------  --------  -------  --------  ----------  ----------  ----------  ----------   -----------
March 12, 1994      Share Issuance        -      800,000    $0.10    $ 80,000    $  800      $  -        $ 79,200      $  -
April 21, 1994      Share Issuance        -       15,000     0.10      15,000        15         -           1,485         -
May 1, 1994         Share Issuance        -       63,000     0.10       6,300        63         -           6,237         -
May 25, 1994        Share Issuance        -       50,000     1.00      50,000        50         -          49,950         -
May 31, 1994        Share Issuance        -       25,000     1.00      25,000        25         -          24,975         -
June 6, 1994        Share Issuance        -       50,000     1.00      50,000        50         -          49,950         -
June 7, 1994        Share Issuance        -       50,000     1.00      50,000        50         -          49,950         -
June 13, 1994       Share Issuance        -       25,000     1.00      25,000        25         -          24,975         -
June 20, 1994       Share Issuance        -       25,000     1.00      25,000        25         -          24,975         -
July 28, 1994       Share Issuance        -       25,000     1.00      25,000        25         -          24,975         -
September 23, 1994  Share Issuance        -       45,002     6.00     270,012        45         -         269,967         -
October 20, 1994    Share Issuance        -       20,501     6.00     123,008        21         -         122,987         -
October 28, 1994    Share Issuance        -        2,500     6.00      15,000         2         -          14,998         -
November 10, 1994   Share Issuance        -       14,500     6.00      87,000        15         -          86,985         -
November 16, 1994   Share Issuance        -        2,501     6.00      15,004         2         -          15,002         -
Net Loss, Year Ended December 31, 1994    -            -        -           -         -         -               -         -
                                       ------  ---------  ========  ----------  ----------  ----------  ----------   -----------

Balance, December 31, 1994                -    1,213,004              847,824     1,213         -         846,611         -

August 8, 1995       Share Issuance       -        5,000    $6.00      30,000         5         -          29,995         -
August 28, 1995      Share Issuance       -        4,000     6.00      24,000         4         -          23,996         -
September 21, 1995   Share Issuance       -        5,000     6.00      30,000         5         -          29,995         -
September 29, 1995   Share Issuance       -        5,000     6.00      30,000         5         -          29,995         -
December 31, 1995    Share Issuance       -          833     6.00       5,000         1         -           4,999         -
         "           Stock Split:
                      1.987538926-to-1
                     Share Outstanding    -    1,217,475        -           -     1,217         -          (1,217)        -
Net Loss, Year Ended December 31, 1995    -            -        -           -         -         -               -         -
                                       ------  ---------  ========  ----------  ----------  ----------  ----------   -----------

Balance, December 31, 1995                -    2,450,312             $966,824    $2,450     $   -         $964,374    $    -
                                       ------  ---------            ----------  ----------  ----------  ----------   -----------


                                         Accumulated    Treasury
         Date/Description                  Deficit        Stock
-------------------------------------    -----------    ---------

March 12, 1994      Share Issuance        $    -         $  -
April 21, 1994      Share Issuance             -            -
May 1, 1994         Share Issuance             -            -
May 25, 1994        Share Issuance             -            -
May 31, 1994        Share Issuance             -            -
June 6, 1994        Share Issuance             -            -
June 7, 1994        Share Issuance             -            -
June 13, 1994       Share Issuance             -            -
June 20, 1994       Share Issuance             -            -
July 28, 1994       Share Issuance             -            -
September 23, 1994  Share Issuance             -            -
October 20, 1994    Share Issuance             -            -
October 28, 1994    Share Issuance             -            -
November 10, 1994   Share Issuance             -            -
November 16, 1994   Share Issuance             -            -
Net Loss, Year Ended December 31, 1994    (287,291)         -
-------------------------------------    -----------    --------

Balance, December 31, 1994                (287,291)         -

August 8, 1995       Share Issuance            -            -
August 28, 1995      Share Issuance            -            -
September 21, 1995   Share Issuance            -            -
September 29, 1995   Share Issuance            -            -
December 31, 1995    Share Issuance            -            -
         "           Stock Split:
                      1.987538926-to-1
                     Share Outstanding         -            -
Net Loss, Year Ended December 31, 1995   (677,385)          -
                                        -----------     ---------

Balance, December 31, 1995              $(964,676)        $ -
                                        -----------     ---------

                    See notes to the financial statements.

                                   MEDJET INC.
                          (A Development Stage Company)
                        Statement of Stockholders' Equity
     Period From December 16, 1993 (Date of Inception) to December 31, 2001


                                                    Preferred      Common         Price          Total        Common
                                                    Shares         Shares          Per       Consideration   Stock ($.001
                Date/Description                    Issued         Issued         Share          Paid         Par Value)
-------------------------------------------------- ----------    ----------     ----------    --------------  -----------
Balance, December 31, 1995, brought forward                -      2,450,312                      $ 966,824     $ 2,450

August 6, 1996    Share Issuance                           -      1,071,429     $     5.60       6,000,002       1,071
         "        Reclassification of deferred
                      offering costs                       -              -              -               -           -
         "        Reclassification of accumulated
                      deficit for change from an S
                      to a C corporation                   -              -              -               -           -
September 3, 1996 Share Issuance                           -        160,714           5.60         899,998         161
December 30, 1996 Acquisition of treasury shares           -              -              -               -           -
Net Loss, Year Ended December 31, 1996                     -              -              -               -           -
                                                    ----------   -----------     ==========    --------------  -----------
Balance, December 31, 1996                                 -      3,682,455                      7,866,824        3,682

July 18, 1997     Share Issuance                           -         21,800     $     0.05           1,097           22
July 24, 1997     Share Issuance                           -          4,464           5.60          24,998            5
Net Loss, Year Ended December 31, 1997                     -              -              -               -            -
                                                    ----------   -----------     ==========    --------------  -----------

Balance, December 31, 1997                                 -      3,708,719      7,892,919                        3,709

January 27, 1998  Share Issuance                           -          1,350     $     5.60            7,560           1
March 31, 1998    Share Issuance                           -         10,000           3.02           30,188          10
April 20, 1998    Issuance                             110,000            -          10.00        1,100,000           -
         "        Placement Agent Warrants                 -              -              -                -           -
October 9, 1998   Preferred Conversion                (110,000)     182,724           6.02                -         183
         "        Preferred Dividend                       -         12,154           4.24           51,534          12
Net Loss, Year Ended December 31, 1998                     -              -              -                -           -
                                                    ----------   -----------     ==========    --------------  -----------

Balance, December 31, 1998                                 -      3,914,947                       9,082,201       3,915

May 13, 1999      Share Issuance                           -         19,588     $     1.00                -          19
June 11, 1999     Share Issuance                           -            685           1.70                -           1
December 3, 1999  Share Issuance                        16,000            -         125.00        2,000,000           -
December 31, 1999 Partial Rescission of Preferred       (5,600)           -         125.00         (700,000)          -
Net Loss, Year Ended December 31, 1999                   -                -              -                -           -

Balance, December 31, 1999                              10,400    3,935,220                     $10,382,201   $   3,935
                                                    ----------   -----------                   --------------  -----------
Net Loss, Year Ended December 31, 2000                       -            -              -                -           -
                                                    ----------   -----------     ----------    --------------  -----------
Balance, December 31, 2000                              10,400    3,935,220                     $10,382,201    $   3,935

Net Income, Year Ended December 31, 2001                     -           -                -               -            -
                                                    -----------------------------------------------------------------------
Balance, December 31, 2001                              10,400    3,935,220                      $10,382,201   $   3,935
                                                    =======================================================================


                                                    Preferred                      Paid-In
                                                      Stock          Paid-         Capital
                                                     ($.01            In         (Beneficial     Accumulated     Treasury
                Date/Description                    Par Value)      Capital      Conversion)       Deficit         Stock
-------------------------------------------------- -----------   ------------   -------------   --------------  ----------
Balance, December 31, 1995, brought forward          $    -        $  964,374        $    -     $   (964,676)      $    -

August 6, 1996    Share Issuance                          -         5,998,931             -                -            -
         "        Reclassification of deferred
                     offering costs                       -        (1,436,045)            -                -            -
         "        Reclassification of
                     accumulated
                     deficit for change from an S
                     to a C corporation                   -        (1,556,204)            -        1,556,204            -
September 3, 1996   Share Issuance                        -           899,837             -                -            -
December 30, 1996   Acquisition of treasury shares        -                 -             -                -       (1,700)
Net Loss, Year Ended December 31, 1996                    -                 -             -       (1,273,977)           -


Balance, December 31, 1996                                -         4,870,893              -         (682,449)    (1,700)

July 18, 1997       Share Issuance                        -             1,075             -                -          -
July 24, 1997       Share Issuance                        -            24,994             -                -          -
Net Loss, Year Ended December 31, 1997                    -                 -             -       (2,578,448)         -
                                                    -----------   ------------   -------------   --------------  ---------

Balance, December 31, 1997                                -         4,896,962             -       (3,260,897)    (1,700)

January 27, 1998    Share Issuance                        -             7,559             -                -          -
March 31, 1998      Share Issuance                        -            30,178             -                -          -
April 20, 1998      Share Issuance                    1,100           945,511       133,389                -          -
         "          Placement Agent Warrants              -                18             -                -          -
October 9, 1998     Preferred Conversion             (1,100)          184,911      (133,389)               -          -
         "          Preferred Dividend                    -               917             -          (51,534)         -
Net Loss, Year Ended December 31, 1998                    -                 -             -       (1,730,538)         -
                                                    -----------   ------------   -------------   --------------  ---------

Balance, December 31, 1998                                -          6,066,056             -       (5,042,969)    (1,700)

May 13, 1999        Share Issuance                        -                (19)            -                -          -
June 11, 1999       Share Issuance                        -                 (1)            -                -          -
December 3, 1999    Share Issuance                      160          1,999,840             -                -          -
December 31, 1999   Partial Rescission of
Preferred                                               (56)          (699,944)            -                -          -
Net Loss, Year Ended December 31, 1999                    -                  -             -       (1,238,028)         -
                                                    -----------   ------------   -------------   --------------  ---------
Balance, December 31, 1999                           $  104         $7,365,932       $     -      $(6,280,997)   $(1,700)

Net Loss, Year Ended December 31, 2000                    -                  -             -         (872,064)         -
                                                    -----------   ------------   -------------   --------------  ---------
Balance, December 31, 2000                           $  104         $7,365,932             -      $(7,153,061)   $(1,700)
                                                    -----------   ------------   -------------   --------------  ---------
Net Income, Year Ended December 31, 2001                  -                  -             -           66,763          -
                                                    ----------------------------------------------------------------------
Balance, December 31, 2001                           $  104         $7,365,932       $     0      $(7,086,298)   $(1,700)
                                                    ======================================================================

                     See notes to the financial statements.

                                   MEDJET INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                      Period from
                                                                    For the Year Ended             December 16, 1993
                                                                       December 31,                 (Inception) to
                                                               -----------------------------
                                                                  2001              2000           December 31, 2001
                                                               -----------       -----------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                            $       66,763    $     (872,064)      $  (8,590,968)

Adjustments to Reconcile Net Income (Loss) to
 Net Cash Provided by (Used in) Operating Activities:
    Depreciation and amortization                                    60,367            67,962             529,483
    Loss on abandonment of Patents                                   46,683                 -              46,683
    Loss on abandonment of property and equipment                     2,843                 -              31,830
    (Increase) Decrease in prepaid expenses                         (40,717)            7,838             (90,928)
    (Increase) Decrease in deferred tax asset                             -           267,063                   -
    Increase (Decrease) in accounts payable
       and accrued expenses                                         (35,328)           29,615             200,565
    Decrease in deferred revenues                                         -          (175,000)                  -
    Increase in deferred rental obligation                            3,467                 -               3,467
                                                                -----------       -----------         -----------

 Net Cash Provided by (Used in) Operating Activities                104,078          (674,586)         (7,869,868)
                                                                -----------       -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Note Receivable                                         9,209                 -               9,209
Cash redemptions of marketable securities                                 -                 -             320,605
Cash purchases of marketable securities                                   -                 -            (320,605)
Cash purchases of property, plant & equipment                        (8,641)          (62,772)           (546,439)
Cash purchase of organization costs                                       -                 -             (37,387)
Cash payments for patents and trademarks                            (74,874)          (70,471)           (337,920)
Cash payments for security deposits                                  (2,569)           (1,255)             (8,661)
                                                                -----------       -----------         -----------

 Net Cash Used in Investing Activities                              (76,875)         (134,498)           (921,198)
                                                                -----------       -----------         -----------
 CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock                                 -                 -           2,380,018
Repayments of Capital Lease Obligation                              (28,391)                -             (28,391)
Proceeds from issuance of common stock                                    -                 -                   6
  and initial public offering                                                                           6,494,61
Purchase of treasury stock                                                -                 -              (1,700)
Proceeds from officer notes payable                                  31,000           (21,000)            602,000
Repayment of officer notes payable                                        -                 -            (442,000)
Proceeds from other notes payable                                         -                 -             450,000
Repayment of other notes payable                                          -           (50,000)           (450,000)
                                                                -----------       -----------         -----------

 Net Cash Provided by (Used in) Financing Activities                  2,609           (71,000)          9,004,543
                                                                -----------       -----------         -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 29,812          (880,084)            213,477
Cash and Cash Equivalents - Beginning of Period                     183,665         1,063,749                   -
                                                                -----------       -----------         -----------
Cash and Cash Equivalents - End of Period                     $     213,477     $     183,665       $     213,477
                                                                ===========       ===========         ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
  Income taxes                                               $            -     $           -       $         600
                                                                ===========       ===========         ===========
  Interest expense                                           $       23,206     $      14,617       $      63,308
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

         In accordance with an agreement entered into on January 28, 2000, the Company returned $700,000 of the $2,000,000 aggregate price received from the sale of the Series B Preferred. In January 2000, pursuant to a written agreement with the purchasers of the Series B Preferred, the Company returned $700,000 of the $2,000,000 aggregate price received from the sale of the Series B Preferred in exchange for a proportionate share of the Series B Preferred and Series B Warrants issued in the private placement. The original investment was made based, in part, on the existence of Medjet's license agreement with Nestle S.A. and its wholly owned subsidiary, Alcon Laboratories, Inc. ("Alcon"), which was unexpectedly terminated by Alcon on December 13, 1999. In light of the termination of the license agreement, and in order to resolve any possible legal disputes with the investors relating to the termination of the license agreement, Medjet determined that a return of a portion of the original investment was prudent.

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

         Under a separate agreement, VISX engaged the Company to perform research and development functions for one year. This agreement provides for minimum payments of $150,000 per month for the first six months and $100,000 for the second six months. VISX, at its discretion, may provide funding in excess of the minimums. Payments under this agreement totaling $1,032,000 have been included in revenues. VISX has also purchased capital equipment directly for the Company. VISX and the Company will jointly own all intellectual property and any resulting patents developed by either party under the agreement. The agreement expires August 17, 2002, with no stated terms for renewal.

                                   MEDJET INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS



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

Revenue Recognition

         The Company's revenues for 2001 were generated from the research and development agreement with VISX. This revenue was recognized as the research and development costs are incurred. The Company's revenues for 2000 were generated from licensing fees and were recognized in accordance with the terms of the licensing agreement.

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

                                   MEDJET INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS



Patents and Trademarks

         Patents and trademarks at cost, less accumulated amortization, consists of the following at December 31, 2001:

                Trademarks                                        $    1,540
                Patents                                              289,697
                                                                     -------
                                                                     291,237
                Less accumulated amortization                         50,511
                                                                     -------
                    Total                                           $240,726
                                                                    --------


         Amortization expense charged to operations was $10,386 and $10,953 in 2001 and 2000, respectively. In connection with management's evaluation of the future economic life of patents, $46,683 and $0 of unamortized patent cost was charged to operations in 2001 and 2000, respectively.

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

                                   MEDJET INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS



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

NOTE RECEIVABLE

         In June 2000, the Company purchased a leased company automobile and tendered the vehicle to a departing officer of the Company. The former officer is repaying the Company through a note receivable as follows:

                                                                                        December 31,
                                                                                      ----------------
                                                                                        2001     2000
                                                                                        ----     ----
         Unsecured note receivable with interest at 8.5% per annum due in monthly
           installments of $342 including interest through June 2003                    $  -     $9,209
         Less current portion                                                           $  -      3,452
                                                                                        -----    -------
         Note receivable, less current portion                                             -     $5,757
                                                                                        -----    ------

The note was paid in full in April 2001.

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

                                   MEDJET INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


                                                                     Qualified and Non-Qualified Shares
                                                                      Under Option as of December 31,
                                                                      -------------------------------
                                                                         2001                  2000
                                                                         ----                  ----
         Outstanding, beginning of year                                  440,550               348,550
         Granted during the year                                         200,993               225,000
         Canceled during the year                                        132,547              (133,000)
         Exercised during the year                                             -                     -
                                                                     -----------         -------------
         Outstanding, end of year                                        508,996               440,550
                                                                     ===========         =============
         Eligible, end of year, for exercise                             353,959               258,335
                                                                     -----------         -------------
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

Warrants

         The Company has issued common stock purchase warrants separately and in conjunction with the Offering, both of the preferred stock private placements and the VISX agreement (see "Nature of Organization"), as well as to consultants and to lenders, as follows:

         As of December 31, 2001:


                                     Exercise              Exercise Term
   Date of                           Price Per    --------------------------------
    Grant         No. of Shares        Share         Start         Expiration          Vesting Rights
    -----         -------------        -----         -----         ----------          --------------
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

                                   MEDJET INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


         As of December 31, 2000:


                                     Exercise              Exercise Term
   Date of                           Price Per    --------------------------------
    Grant         No. of Shares        Share         Start         Expiration          Vesting Rights
    -----         -------------        -----         -----         ----------          --------------
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

         The warrants to purchase an aggregate of 1,320,000 shares of Common Stock issued to VISX on August 17, 2001 pursuant to the terms of the merger agreement are accounted for as a conditional transfer under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Pursuant to the terms of the merger agreement, if the proposed merger is completed VISX will acquire 100% of the Company, at which time these warrants will be of no substance. A measurement date for establishing fair value of these warrants, therefore, will be established only if the merger agreement is terminated.

Pro Forma Information

         In 1996, the Company adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation expense has been recognized for stock options issued. Had compensation expense for the options which vested in 2001 and 2000 been determined based on the fair value at the grant date commensurate with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share for 2001 and 2000, respectively, would have been reflected as to the pro forma amounts indicated below:

                                                  2001                    2000
                                                  ----                    ----
Net income (loss):
         As reported                             $66,763              $(872,064)
         Pro forma                               $16,178              $(992,743)
 Basic income (loss) per share:
         As reported                               $0.02                 $(0.22)
         Pro forma                                 $0.00                 $(0.25)

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in 2001 and 2000, respectively: dividend yield of 0% and 0%; expected volatility of 190% and 156%; risk-free interest rate of 3.6% and 4.5%; and expected lives of 2 years 6 months in both years.

                                   MEDJET INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


RETIREMENT PLAN

         The Company sponsors a qualified 401(k) plan covering substantially all full time employees under which eligible employees can defer a portion of their annual compensation. The Company currently makes no matching contribution to the plan.

INCOME TAXES

         The income tax (benefit) provision is comprised of the following:

                                                    Year Ended December 31,
                                               ---------------------------------
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

                                                           December 31,
                                                   -----------------------------
                                                        2001            2000
                                                        ----            ----
             Total deferred tax asset, noncurrent  $  2,223,366    $  2,020,153
             Less valuation allowance              $ (2,223,366)   $ (2,020,153)
                                                   ------------    ------------
             Net deferred tax asset, noncurrent    $          -    $          -
                                                   ============    ============

         The total change in the valuation allowance amounted to $203,213 and $256,514 for the years ended December 31, 2001 and 2000, respectively.

         The differences between income tax benefits in the financial statements and the tax benefit computed at the U.S. Federal statutory rate of 34% are as follows:

                                                    Year Ended December 31,
                                                    -----------------------
                                                    2001               2000
                                                    ----               ----
             Federal Income Tax (Benefit)           (34)%             (34)%
             State Taxes (Benefits)              (146.6)%              5.0%
             Valuation allowance                      34%               34%
                                                 --------              ----
             Effective tax rate                  (146.6)%              5.0%
                                                  -------              ----

                                   MEDJET INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS



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

         The following is a schedule by years of future minimum lease payments as of December 31, 2001 under operating leases that have initial or remaining non-cancelable lease terms in excess of one year:


             Year Ended December 31,
             2002                                               $101,242
             2003                                                 83,000
             2004                                                 83,448
                                                                --------
             Total Minimum Lease Payments Required              $267,690
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

                                                            December 31,
                                                     --------------------------

                                                       2001               2000
                                                       ----               ----
             3-D Profiler Equipment                   $50,586           $50,586
             Less accumulated amortization            $18,722           $11,702
                                                      -------           -------
                    Total                             $31,864           $46,804
                                                       -------           -------

          The following is a schedule of minimum lease payments due under capital leases as of December 31, 2001:

         Year Ending December 31, 2002
         -----------------------------

           Total net minimum capital lease payments                     $ 12,990
                 Less amounts representing interest                     $    314
                 Present value of net minimum capital lease payments $ 12,676 Obligations under capital leases, excluding current
                 maturities                                             $      -

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

The directors and executive officers of the Company as of March 31, 2002 are as follows:

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


                           SUMMARY COMPENSATION TABLE

                                                                                    Long Term
                                                                                   Compensation
                                                                                   ------------
                                                                                      Awards
                                                                                      ------
                                                        Annual Compensation          Securities       All Other
                                                   -----------------------------     Underlying      Compensation
Name and Principal Position               Year       Salary ($)      Bonus ($)      Options/(#)         ($)(1)
---------------------------               ----     -------------  --------------  ----------------   ------------
Eugene I. Gordon, Ph.D.                   2001         171,963        -                  -              1,174
  Chairman of the Board and               2000         170,000       20,000              -              1,174
  Chief Executive Officer                 1999         141,667       20,000           150,000           1,524


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


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES


                                                           Number of Securities          Value of Unexercised
                              Shares                      Underlying Unexercised         In-the-money Options
                             Acquired                     Options At Fy-end (#)                    At Fy-end
                               On            Value     -----------------------------  --------------------------
           Name            Exercise(#)    Realized($)   Exercisable   Unexercisable   Exercisable  Unexercisable
           ----            -----------    -----------   -----------   -------------   -----------  -------------
Eugene I. Gordon, Ph.D.         -             -         175,844         16,656             -             -



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


                                                                        SHARES BENEFICIALLY        PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER                                           OWNED                  CLASS
------------------------------------                                           ------                 -----
VISX, Incorporated............................................             3,725,000 (1)              48.8%
   3400 Central Expressway
   Santa Clara, CA 95051
Eugene I. Gordon..............................................             1,839,287 (2)              44.0%
   1090 King Georges Post Road
   Suite 301
   Edison, NJ 08837
Edward E. David, Jr...........................................               40,000 (3)                 *
William C. Hittinger..........................................               20,000 (4)                 *
Ronald B. Odrich..............................................               48,000 (5)                 *
Elias Snitzer.................................................               31,000 (5)                 *
Timothy R. Maier..............................................                   -                      -
All directors and executive officers as a group (7 persons)                2,003,426 (6)              46.7%



---------------

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

     *11.1     Computation of Net Income (Loss) Per Common Share.

    **23.1     Consent of Independent Auditors.

     *24.1     Power of Attorney (included on signature page).

-------------------
 * Previously filed.
** Filed herewith.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Edison, State of New Jersey, on the 2nd day of May 2002.

                                                 MEDJET INC.

                                                 By: /s/ EUGENE I. GORDON
                                                     --------------------
                                                     Eugene I. Gordon,
                                                     Chairman of the Board and
                                                     Chief Executive Officer