Form 10QSB
period 2002-03-31
MEDJET INC
filed 2002-05-15
CIK 932265

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002

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

     As of April 30, 2002, 3,901,431 shares of Common Stock, par value $.001 per share, were outstanding.

     Transitional Small Business Disclosure Format: Yes |_| No |X|


================================================================================



                         Part l - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                                   MEDJET INC.
                          (A Development Stage Company)
                         Condensed Interim Balance Sheet
                                 March 31, 2002
                                   (Unaudited)

                                     ASSETS

Current Assets:
   Cash and cash equivalents                                                     $     386,719
   Prepaid expenses                                                                     40,603
                                                                                   -----------
              Total Current Assets                                                     427,322
                                                                                   -----------

Property and Equipment - less accumulated depreciation of $364,037                      73,784
Patents and Trademarks - less accumulated amortization of $53,107                      258,866
Security deposits                                                                        8,661
                                                                                   -----------

              Total Assets                                                       $     768,633
                                                                                   ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued liabilities                                      $     182,112
   Notes payable - Officer                                                             160,000
   Capital Lease Obligation                                                              5,133
   Deferred Revenue                                                                    138,044
                                                                                   -----------
              Total Liabilities                                                        485,289
                                                                                   -----------

Stockholders' Equity:
   Common stock, $.001 par value, 30,000,000 shares authorized,
     3,935,220 shares issued and 3,901,431 shares outstanding                            3,935
   Preferred stock, $.01 par value, 1,000,000 shares authorized, 10,400 shares
     designated as Series B Convertible Preferred issued and outstanding                   104
   Additional paid-in capital                                                        7,365,932
   Accumulated deficit (including deficit accumulated during development stage of $8,589,560 of which $1,556,204 was applied to additional
    paid-in capital upon conversion from an "S" to a "C" corporation)               (7,084,927)
   Less: Treasury stock, 33,789 shares, at cost                                         (1,700)
                                                                                   -----------
              Total Stockholders' Equity                                               283,344
                                                                                   -----------

Total Liabilities and Stockholders' Equity                                       $     768,633
                                                                                   ===========

            See notes to the condensed interim financial statements.



                                   MEDJET INC.
                          (A Development Stage Company)
                   Condensed Interim Statements of Operations
               For The Three Months Ended March 31, 2002 and 2001
   And The Period From December 16, 1993 (Date of Inception) to March 31, 2002
                                   (Unaudited)



                                          Three Months Ended              Period from
                                              March 31,                   December 16,
                                      ----------------------------     1993 (Inception) to
                                          2002            2001           March 31, 2002
                                      ------------     -----------    ---------------------
Revenues:

   Revenues                           $    654,956     $         -    $           3,392,741
Total revenues                        $    654,956     $         -    $           3,392,741
                                      ------------     -----------    ---------------------

 Expenses:
 Research, development,
   general and administrative              652,636         295,938               12,999,497
                                      ------------     -----------    ---------------------
Total expenses                             652,636         295,938               12,999,497
                                      ------------     -----------    ---------------------

 Income (Loss) from Operations               2,320        (295,938)              (9,606,756)

 Other Income (Expense):
   Interest Income                           1,372           1,435                  347,874
   Interest Expense                         (2,320)         (3,827)                 (92,120)
                                      ------------     -----------    ---------------------
                                              (948)         (2,392)                 255,625
                                      ------------     -----------    ---------------------

   Income (Loss) Before Income Tax           1,372        (298,330)              (9,351,131)

               Income tax                        -               -                 (761,571)
                                      ------------     -----------    ---------------------

 Net Income (Loss)                           1,372        (298,330)              (8,589,560)

 Dividends on Preferred Stock                    -          -                       184,923
                                      ------------     -----------    ---------------------

 Net Income (Loss) Attributable to

     Common Shareholders              $      1,372     $  (298,330)   $          (8,774,483)
                                      ============     ===========    =====================
    Earnings (Loss) Per Share         $       0.00     $     (0.08)   $               (2.73)
                                      ============     ===========    =====================
       Weighted average common
        shares outstanding               3,901,431       3,901,431                3,217,256

                 See notes to the condensed interim financial statements.




                                                         MEDJET INC.
                                                (A Development Stage Company)
                                          Condensed Interim Statements of Cash Flows
                                      For The Three Months Ended March 31, 2002 and 2001
                         And The Period From December 16, 1993 (Date of Inception) to March 31, 2002
                                                         (Unaudited)





                                                                         For the Three Months Ended           Period from
                                                                                 March 31,                    December 16,
                                                                         ---------------------------       1993 (Inception) to
                                                                            2002           2001              March 31, 2002
                                                                         ------------   ------------     ----------------------

Cash Flows from Operating Activities                                     $    204,409   $   (191,709)    $           (8,202,933)

Cash Flows from Investing Activities                                          (31,167)        (9,866)                  (914,891)

Cash Flows from Financing Activities                                                -         19,500                  9,504,543
                                                                         ------------   ------------     ----------------------

Net Increase (Decrease) in Cash and Cash Equivalents                          173,242       (182,075)                   386,719

                    Cash and Cash Equivalents - Beginning of Period           213,477        183,665                          -
                                                                         ------------   ------------     ----------------------

                    Cash and Cash Equivalents - End of Period            $    386,719   $      1,590     $              386,719
                                                                         ------------   ------------     ----------------------



Supplemental Disclosures of Cash Flow Information:

                    Cash paid for:


                       Income taxes                                      $          -   $          -     $                  600
                                                                         ============   ============     ======================
                       Interest expense                                  $      2,320   $      3,827     $               65,628
                                                                         ============   ============     ======================




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

                  The Condensed Interim Financial Statements included herein reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2002.

NOTE B -          NET INCOME (LOSS) PER SHARE:

                  Net income (loss) per share, in accordance with the provisions of Financial Accounting Standards No. 128, "Earnings Per Share," is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the period. Common Stock equivalents for the three months ended March 31, 2002 and 2001, and for the period from December 16, 1993 (inception) to March 31, 2002, have not been included in the computation of dilutive earnings per share as the effect would be anti-dilutive.

Item 2.           MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OR PLAN OF OPERATION

THIS QUARTERLY REPORT ON FORM 10-QSB, INCLUDING ANY DOCUMENTS THAT ARE INCORPORATED BY REFERENCE, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. GENERALLY, SUCH STATEMENTS ARE INDICATED BY WORDS OR PHRASES SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "BELIEVES" AND SIMILAR WORDS AND PHRASES. SUCH STATEMENTS ARE BASED ON THE COMPANY'S CURRENT EXPECTATIONS AND ARE SUBJECT TO RISKS, UNCERTAINTIES AND ASSUMPTIONS. CERTAIN OF THESE RISKS ARE DESCRIBED OR REFERRED TO BELOW OR IN
PART I, ITEM 6 OF THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB/A FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001, ON FILE WITH THE SECURITIES AND EXCHANGE COMMISSION, AND ARE INCORPORATED HEREIN BY THIS REFERENCE. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, EXPECTED, INTENDED OR BELIEVED.

GENERAL

The Company is engaged in research and development for manufacture of medical technology, with a current emphasis on ophthalmic surgical technology and equipment, and has developed a proprietary technology and derivative devices based on microjets. The Company expects, during the remainder of 2002, to continue its research and development activities, focusing principally on ophthalmic surgical technology and equipment for vision correction surgery. The Company is a development stage company.

On August 17, 2001, the Company, VISX, Inc. and Orion Acquisition Corp., a wholly-owned subsidiary of VISX, entered into an Agreement and Plan of Merger and Reorganization, which provides, among other things, for the potential merger of Orion Acquisition Corp. with and into the Company, at VISX's option. Under the terms of the merger agreement, if VISX chooses to go forward with the merger and subject to other customary conditions to closing, each outstanding share of common stock of the Company would be canceled and extinguished and would be converted automatically into the right to receive $2.00 in cash at the effective time of the merger. Upon consummation of the merger, the Company would become a wholly-owned subsidiary of VISX.

VISX may terminate the merger agreement at any time prior to the effective time of the merger for any or no reason. In consideration for such termination right, VISX paid the Company $500,000 concurrently with the execution of the merger agreement. The Company also issued to VISX a three-year warrant to purchase 1,320,000 shares of the Company's common stock, at an exercise price per share of $0.75. This warrant becomes relevant only if VISX elects to terminate the merger agreement.

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

Many of the Company's forward-looking statements and plans in this report are based on the assumption that VISX will exercise its option to complete the merger. If VISX elects not to proceed with the merger by August 2002, the termination fee payable by VISX to the Company is expected to provide the Company with the opportunity to evaluate its position and alternatives for future operations.

RESULTS OF OPERATIONS

The Company has not yet initiated sales of its products. The Company generated revenues of $654,956 during the three-month period ended March 31, 2002 and generated no revenues for the comparable period in 2001. The revenues generated during the first three months of fiscal 2002 resulted from payments from VISX under a research and development agreement pursuant to which VISX has agreed to provide funding to the Company through August 2002 to pursue waterjet related technologies and products, including the Company's waterjet microkeratome.

Total expenses during the three months ended March 31, 2002 increased by $356,698 (120%) to $652,636 from $295,938 for the comparable period of 2001.
This increase was primarily due to an increase in purchases for materials, testing and analysis and other costs associated with continuing development activities.

Net interest expense for the three months ended March 31, 2002 was $(948) compared to $(2,392) for the comparable period of 2001. This decrease resulted principally from decreased interest expense relating to the loan provided by the Company's Chief Executive Officer due to lower interest rates and a lower outstanding principal balance on the loan in the three months ended March 31, 2002 compared to the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, the Company's cash and cash equivalents was $386,719.

During March 1999, Eugene I. Gordon, Ph.D., the Company's Chairman and Chief Executive Officer, agreed to make available to the Company an unsecured loan of up to $250,000. Under the terms of this agreement, the Company issued to Dr. Gordon warrants to purchase up to 50,000 shares of the Company's unregistered Common Stock and agreed to pay a market interest rate on amounts borrowed. Through March 31, 2002, amounts advanced under this agreement totaled $160,000. As of March 31, 2002, the amount owed to Dr. Gordon is $160,000 with interest paid monthly. Principal amounts outstanding under this loan are due and payable on January 26, 2009.

In connection with the execution of the merger agreement with VISX, the Company and VISX also entered into a one-year research and development agreement in August 2001 pursuant to which VISX has agreed to provide monthly funding to the Company in order to support research and development work associated with development of waterjet related technology and products, including a waterjet microkeratome. This agreement provides for minimum monthly payments of $150,000 for the first six months and $100,000 for the second six months.

In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey net operating loss carryover ("NOLs") and research and development tax credits ("R&D Credits") to corporate taxpayers in New Jersey. Under this program, the New Jersey Department of Taxation certifies annual NOLs and R&D Credits which may be sold to third parties. Generally, corporations operating in New Jersey are subject to a 9% tax on net operating profits. Companies meeting certain criteria and that had NOLs may apply for certificates for 9% of their cumulative state certified NOLs and 3% of their R&D Credits. The total value of the certificates for all companies applying is limited to a fixed amount, as established by statute. As a result, the value of the certificates issued is usually less than the total NOLs and R&D Credit amounts for which applications are submitted, depending on the number of companies applying for such certificates and the amounts claimed. Any remaining amounts of NOLs and R&D Credits exceeding the face value of the certificates issued can be carried over into subsequent years. Whatever certificates are received may be sold for a percentage of their face value, typically between 80% and 85%. The buyers of these certificates are then entitled to use these certificates at 100% of their face value to reduce their own New Jersey state income tax payments. The Company is permitted to apply for such certificates beginning in June with respect to NOLs and R&D Credits relating to prior fiscal years. The New Jersey Department of Taxation generally takes about six months to process these applications and issue the certificates. As a result, the Company generally does not sell its eligible NOLs and R&D Credits relating to a given year until near the end of the following year. To the extent that the NOLs and R&D Credits are sold, they will be unavailable to the Company to offset future New Jersey state income taxes.

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

The Company anticipates that its cash on hand, the monthly research and development funding from VISX, and, to a lesser extent, the sale of its NOLs and R&D Credits, will be sufficient to meet the Company's working capital and planned capital expenditure requirements through 2002. If, however, the Company incurs unexpected expenses, or if the proposed merger with VISX is not completed, the Company may require additional financing prior to the end of 2002 in order to maintain its current operations. The Company has no current arrangements with respect to any additional financing and, pursuant to the terms of the merger agreement with VISX, is currently precluded from seeking such additional financing. Consequently, there can be no assurance that any additional financing will be available to the Company, on commercially reasonable terms, or at all. The failure to obtain any needed financing would have a material adverse effect on the Company, including causing a reduction in the Company's operations.

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

Revenue Recognition

The Company's revenue for the three months ended March 31, 2002 was generated from the research and development agreement entered into with VISX in August 2001. This agreement provides that VISX will fund the Company's research and development activities through August 2002. On a monthly basis, the Company prepares a budget of planned expenditures for approval by VISX. The research and development activities are then performed during the month with expenditures made against the approved budget. At the end of the month, any unexpended budget amounts are reflected as deferred revenue until such time as the expenditures are made. While this agreement provides for the full funding of all of the Company's operating activities, it does not provide for a profit margin to the Company.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company has been in the development stage and has not sold any products. To date, the Company's research and development activities on vision correction devices have been limited to constructing and testing experimental versions of microkeratomes and associated console for eye surgery and conducting a limited number of feasibility studies using enucleated porcine, rabbit and human eyes, and live rabbits to prove that the beam of water can smoothly incise and shape the anterior surface of the cornea, that there is no loss of tissue by erosion, and that the cornea will heal properly after the surgery.

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

If the proposed merger with VISX is not completed, the Company intends to undertake the assembly, test and marketing of its microjet products on a limited scale. However, it would need to pursue other possible arrangements for larger-scale manufacturing, marketing and distribution. To the extent that the Company fails to enter into such arrangements, the Company would be subject to the risks and uncertainties described under "Additional Factors That May Affect Future Results - No Manufacturing Experience; Dependence on Third Parties," in the Company's Annual Report on Form 10-KSB/A, which information is incorporated herein by reference.

If the Company does not enter into license or distribution agreements with respect to its products, it may undertake the marketing and sale itself. In such event, the Company intends to market and sell its products in the United States and certain foreign countries, if and when regulatory approval is obtained, through a direct sales force or a combination of a direct sales force and distributors. The Company currently has no marketing organization and has never sold a product. Establishing sufficient marketing and sales capabilities will require significant resources. There can be no assurance that the Company will be able to recruit and retain skilled sales management, direct salespersons or distributors, or that the Company's marketing or sales efforts will be successful. To the extent that the Company enters into distribution arrangements for the sale of its products, the Company will be dependent on the efforts of third parties. There can be no assurance that such efforts will be successful.

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

Dated:   May 15, 2002              MEDJET INC.


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