Form 10KSB/A
period 2001-12-31
MEDJET INC
filed 2002-07-11
CIK 932265

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------

                                 FORM 10-KSB/A2

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

    Transitional Small Business Disclosure Format (check one): Yes___ No X .
                                                                        ---

                                TABLE OF CONTENTS
                                                                            PAGE

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS.............................................1

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

           Patents.............................................................4

           Regulation..........................................................4

           Competition.........................................................6

           Employees...........................................................6

ITEM 2.    DESCRIPTION OF PROPERTY.............................................7

ITEM 3.    LEGAL PROCEEDINGS...................................................7

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................8

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............8

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........8

ITEM 7.    FINANCIAL STATEMENTS...............................................17

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE...........................................35

                                    PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT..................35

ITEM 10.   EXECUTIVE COMPENSATION.............................................37

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....39

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................40

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K...................................40

SIGNATURE.....................................................................42

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

The Company has assessed its plans for ophthalmologic applications for its microjet technology in light of the termination of the Nestle license agreement. The current status of the economy, the NJIT lawsuit, and the evolution of the vision correction market have altered the Company's view of the best means to exploit its technology. The Company has entered into a research and development agreement with VISX, Inc., the foremost provider of equipment for the vision correction procedure known as the Laser Ablation System for In-situ Keratomileusis ("LASIK"). Together the two companies are developing a microjet microkeratome for producing the thin circular layer of tissue from the front surface of the cornea, or hinged flap, required in the LASIK procedure. Human blind eye trials are anticipated to begin in the second half of 2002. Assuming success in these trials, VISX plans to demonstrate a microkeratome product in late 2002.

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

VISX has the option to terminate the merger agreement at any time during the one-year period following the date of its execution, but prior to the effective time of the merger, for any or no reason. In consideration for this one-year option to elect whether or not to proceed with the merger, VISX paid the Company $500,000 concurrently with the execution of the merger agreement.

In connection with the execution of the merger agreement with VISX, the Company and VISX also entered into a separate one-year research and development agreement in August 2001 pursuant to which VISX has agreed to provide monthly funding to the Company in order to support research and development work associated with development of waterjet related technology and products, including a waterjet microkeratome. This agreement provides for minimum payments of $150,000 per month for the first six months and $100,000 for the second six months.

VISX agreed that it would provide the Company with funding pursuant to the research and development agreement regardless of whether the merger was completed. In return, the Company agreed to add a provision to the merger agreement providing for a grant to VISX of warrants to purchase 1,320,000 shares of the Company's common stock at an exercise price of $0.75 per share. These warrants were issued to VISX to provide it with an opportunity to make an additional equity investment in the Company if the proposed merger did not occur after VISX had provided significant research and development funding to the Company.

The closing of the merger is contingent upon, among other things, the receipt of any necessary third party consents and other customary closing conditions. Notwithstanding the foregoing, VISX may elect not to consummate the merger even if all of the other conditions set forth in the merger agreement are satisfied by the Company. The merger agreement also provides for termination fees of $500,000 payable by one party to the other under various conditions of termination.

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

                                  RANGE OF HIGH AND LOW BID PRICES
                                  --------------------------------
                                        2001             2000
                                        ----             ----

       First Quarter                 $1.00-$.44     $2.25-$.75
       Second Quarter                $1.00-$.20    $1.319-$.75
       Third Quarter                 $1.07-$.51      $.83-$.64
       Fourth Quarter                 $.64-$.51      $.78-$.39

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

Total expenses for 2001 increased by $526,355 (39%) to $1,893,022 from $1,366,667 in 2000. This increase was primarily due to an increase in legal fees, principally related to the negotiation and execution of an Agreement and Plan of Merger and Reorganization between the Company and VISX, increased purchases for materials, testing and analysis and other costs associated with continuing development activities and patent abandonment costs of $46,633 in 2001 resulting from the abandonment of two foreign issued patents, three U.S. pending patents and four foreign pending patents by the Company during 2001. Total expenses for 2001 also included a $231,000 charge resulting from the amortization of the value of the warrant to purchase 1,320,000 shares of the Company's Common Stock issued to VISX in connection with the execution of the merger agreement and a separate research and development agreement. The total deferred charge of $616,000 in connection with the issuance of this warrant is being amortized over the one-year period corresponding to the one-year term of the research and development agreement.

Other income (expense) for the year ended December 31, 2001 included $187,500 of merger option income based on the $500,000 payment by VISX to the Company made concurrently with the execution of the merger agreement in August 2001. This $500,000 payment is being recognized over the one-year period during which VISX has the option to elect whether or not to proceed with the merger. This payment was made by VISX in consideration for this option.

Net interest expense for 2001 was $(19,128) compared to net interest income of $11,119 for 2000. This decrease resulted principally from increased interest expense associated with borrowings under a loan provided by the Company's Chief Executive Officer and reduced income from the Company's short-term investments.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2001, the Company's working capital was $(340,873).

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

For the years ended December 31, 2000 and 2001, the Company received net proceeds of $229,427 and $210,928 respectively, from the sale of its tax certificates relating to tax benefits from prior years. In 2002, the Company intends to apply for certificates totaling approximately $97,000 which consists of tax benefits of approximately $88,000 for the year ended December 31, 2001 and $9,269 in tax benefits carried over from the prior year. Assuming the Company receives a certificate for the entire amount for which it applies, and assuming the Company sells such certificate for 84% of its face value, the Company expects to receive net proceeds of approximately $81,800 in late 2002 from the sale of its certificates.

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

REVENUE RECOGNITION

The Company's revenues for 2001 primarily resulted from payments from VISX pursuant to research and development agreements, particularly the one-year research and development agreement that the Company and VISX executed in August 2001. Pursuant to this agreement, VISX provides monthly funding to the Company in order to finance costs to support research, development and experimental work incurred to develop the Company's microjet related technology and products. The monthly payments advanced by VISX are advanced at the beginning of each month against a budget of costs expected to be incurred during that month. Should the advanced funds exceed the amounts expensed at the end of the month, the excess funding would be recorded as deferred revenue until the costs are incurred. At December 31, 2001, all funds advanced by VISX were applied to incurred costs, and therefore, no deferred revenue was recorded. For the year ended December 31, 2001, the Company recognized total revenues of $1,032,000 resulting from payments pursuant to the research and development agreements with VISX.



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

ITEM 7. FINANCIAL STATEMENTS.

                                                                        PAGE NO.
                                                                        --------

Independent Auditors' Report                                               18

Balance Sheet as of December 31, 2001                                      19

Statements of Operations for the years ended December 31, 2001
and 2000, and for the period from inception to December 31, 2001           20

Statement of Stockholders' Equity for the period from inception
to December 31, 2001                                                       21

Statements of Cash Flows for the years ended December 31, 2001 and
2000, and for the period from inception to December 31, 2001               23

Notes to the Financial Statements                                          24

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

As discussed in the Restatement note to the financial statements, management has reevaluated the method of accounting used in 2001 for the warrants issued to VISX in connection with the execution of the merger agreement and a separate research and development agreement with VISX, as well as the method of accounting for revenue recognition in connection with the $500,000 merger option payment received from VISX. As a result, the 2001 financial statements have been restated to reflect these restatements.


                                           ROSENBERG RICH BAKER BERMAN & COMPANY

Bridgewater, New Jersey
January 29, 2002 (except for Restatement note, as to which the date is June 5, 2002)

                                   MEDJET INC.
                          (A Development Stage Company)
                                  Balance Sheet
                                December 31, 2001


                                                                      (RESTATED)
                                                                      ----------
                          Assets
Current Assets:
   Cash and cash equivalents                                       $    213,477
   Prepaid expenses                                                      81,719
                                                                   ------------
           Total Current Assets                                         295,196
                                                                   ------------


Property and Equipment - less accumulated depreciation
  of $357,182                                                            73,024
Patents and Trademarks - less accumulated amortization
  of $50,511                                                            240,726
Security deposits                                                         8,661
                                                                   ------------

           Total Assets                                            $    617,607
                                                                   ============


             Liabilities and Stockholders' Equity


Current Liabilities:
   Accounts payable and accrued liabilities                        $    150,893
   Notes payable - Officer                                              160,000
   Current Portion of Capital Lease Obligation                           12,676
   Deferred Income - Merger Option                                      312,500
                                                                   ------------
          Total Current Liabilities                                     636,069
   Deferred Rental Obligation                                            12,065
                                                                   ------------
          Total Liabilities                                             648,134
                                                                   ------------
Commitments and Contingencies                                                 -
Stockholders' Equity:
   Preferred stock, $.01 par value, 1,000,000 shares authorized,
     10,400 shares designated as Series B Convertible Preferred
     issued and outstanding                                                 104
   Common stock, $.001 par value, 30,000,000 shares authorized,
        3,935,220 shares issued and 3,901,431 shares outstanding          3,935
   Additional paid-in capital                                         7,981,932
   Deferred Charge                                                     (385,000)
   Accumulated deficit (including deficit accumulated during
     development stage of $9,134,469 of which $1,556,204 was
     applied to additional paid-in capital upon conversion
     from an "S" to a "C" corporation)                               (7,629,798)
   Less: Treasury stock, 33,789 shares, at cost                          (1,700)
                                                                   ------------
           Total Stockholders' Equity (Impairment)                      (30,527)
                                                                   ------------

Total Liabilities and Stockholders' Equity                         $    617,607
                                                                   ============


                  See notes to the financial statements.

                                   MEDJET INC.
                          (A Development Stage Company)
                             Statement of Operations


                                                                               Period from
                                                 Year Ended December 31,     December 16, 1993
                                                -------------------------      (Inception) to
                                                  2001            2000       December 31, 2001
                                               ------------    -----------   -----------------
                                                (RESTATED)                       (RESTATED)
                                               ------------                  -----------------
Revenues:
Revenues                                     $   1,032,500   $     525,000    $    2,232,500
                                               -----------     -----------      ------------
    Total Revenues                               1,032,500         525,000         2,232,500
                                               -----------     -----------      ------------

Expenses:
Research, development,
  general and administrative                     1,893,022       1,366,667        12,577,897
                                               -----------     -----------      ------------
    Total Expenses                               1,893,022       1,366,667        12,577,897
                                               -----------     -----------      ------------

Loss from Operations                             (860,522)       (841,667)      (10,345,397)
                                               -----------     -----------      ------------

Other Income (Expense):
  Merger Option                                    187,500               -           187,500
  Other Income                                       5,285               -             5,285
  Interest Income                                    4,077          25,736           346,371
  Interest Expense                                (23,205)        (14,617)          (89,799)
                                               -----------     -----------      ------------
                                                   173,657          11,119           449,357
                                               -----------     -----------      ------------

    Income (Loss) Before Income Tax              (686,865)       (830,538)       (9,896,040)

          State Income Tax (Benefit)             (210,128)          41,516         (761,571)
                                               -----------     -----------      ------------
          Total Income Tax                       (210,128)          41,516         (761,571)
                                               -----------     -----------      ------------


Net Income (Loss)                                (476,737)       (872,064)       (9,134,469)

Dividends on Preferred Stock                             -               -           184,923
                                               -----------     -----------      ------------

Net Income (Loss) Attributable to Common
     Shareholders                            $   (476,737)   $   (872,064)    $  (9,319,392)
                                               ===========     ===========      ============
Earnings (Loss) Per Share:
     Basic                                   $      (0.12)   $      (0.22)    $       (2.85)
                                               ===========     ===========      ============
     Diluted                                 $      (0.12)   $      (0.22)    $       (2.85)
                                               ===========     ===========      ============
Weighted average common shares outstanding:
     Basic                                       3,901,431       3,901,431         3,267,845
                                               ===========     ===========      ============
     Diluted                                     3,901,431       3,901,431         3,267,845
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

                                   MEDJET INC.
                          (A Development Stage Company)
                        Statement of Stockholders' Equity
     Period From December 16, 1993 (Date of Inception) to December 31, 2001



                                                   Total    Common    Preferred                       Paid-In
                    Preferred   Common    Price  Consider-   Stock      Stock     Paid-               Capital
                     Shares     Shares     Per     ation    ($.001      ($.01      In      Deferred (Beneficial Accumulated Treasury
Date/Description     Issued     Issued    Share     Paid   Par Value) Par Value) Capital    Charge  Conversion)   Deficit     Stock
------------------------------------------------------------------------------------------------------------------------------------

March 12, 1994
  Share Issuance       -        800,000   $0.10  $ 80,000    $  800     $  -     $ 79,200   $  -      $  -          $    -    $  -
April 21, 1994
  Share Issuance       -         15,000    0.10     1,500        15        -        1,485      -         -               -       -
May 1, 1994
  Share Issuance       -         63,000    0.10     6,300        63        -        6,237      -         -               -       -
May 25, 1994
  Share Issuance       -         50,000    1.00    50,000        50        -       49,950      -         -               -       -
May 31, 1994
  Share Issuance       -         25,000    1.00    25,000        25        -       24,975      -         -               -       -
June 6, 1994
  Share Issuance       -         50,000    1.00    50,000        50        -       49,950      -         -               -       -
June 7, 1994
  Share Issuance       -         50,000    1.00    50,000        50        -       49,950      -         -               -       -
June 13, 1994
  Share Issuance       -         25,000    1.00    25,000        25        -       24,975      -         -               -       -
June 20, 1994
  Share Issuance       -         25,000    1.00    25,000        25        -       24,975      -         -               -       -
July 28, 1994
  Share Issuance       -         25,000    1.00    25,000        25        -       24,975      -         -               -       -
September 23, 1994
  Share Issuance       -         45,002    6.00   270,012        45        -      269,967      -         -               -       -
October 20, 1994
  Share Issuance       -         20,501    6.00   123,008        21        -      122,987      -         -               -       -
October 28, 1994
  Share Issuance       -          2,500    6.00    15,000         2        -       14,998      -         -               -       -
November 10, 1994
  Share Issuance       -         14,500    6.00    87,000        15        -       86,985      -         -               -       -
November 16, 1994
  Share Issuance       -          2,501    6.00    15,004         2        -       15,002      -         -               -       -
Net Loss, Year Ended
  December 31, 1994    -              -      -          -         -        -            -      -         -        (287,291)      -
                     ---------------------------------------------------------------------------------------------------------------

Balance, December
  31, 1994             -      1,213,004           847,824     1,213        -      846,611      -         -        (287,291)      -

August 8, 1995
  Share Issuance       -          5,000   $6.00    30,000         5        -       29,995      -         -               -       -
August 28, 1995
  Share Issuance       -          4,000    6.00    24,000         4        -       23,996      -         -               -       -
September 21, 1995
  Share Issuance       -          5,000    6.00    30,000         5        -       29,995      -         -               -       -
September 29, 1995
  Share Issuance       -          5,000    6.00    30,000         5        -       29,995      -         -               -       -
December 31, 1995
  Share Issuance       -            833    6.00     5,000         1        -        4,999      -         -               -       -
"    Stock Split:      -      1,217,475      -          -     1,217        -       (1,217)     -         -               -       -
 1.987538926-to-1
 Share Outstanding
Net Loss, Year Ended
  December 31, 1995    -              -      -          -         -        -            -      -         -        (677,385)      -
                     ---------------------------------------------------------------------------------------------------------------
Balance, December
  31, 1995             -      2,450,312      -   $966,824    $2,450     $  -     $964,374   $  -      $  -       $(964,676)   $  -
                     ---------------------------------------------------------------------------------------------------------------



                            See notes to the financial statements.

                                   MEDJET INC.
                          (A Development Stage Company)
                        Statement of Stockholders' Equity
     Period From December 16, 1993 (Date of Inception) to December 31, 2001




                                                Total    Common    Preferred                       Paid-In
                  Preferred  Common    Price  Consider-   Stock      Stock     Paid-               Capital
                   Shares    Shares     Per     ation    ($.001      ($.01      In      Deferred (Beneficial Accumulated Treasury
Date/Description   Issued    Issued    Share     Paid   Par Value) Par Value) Capital    Charge  Conversion)   Deficit     Stock
------------------------------------------------------------------------------------------------------------------------------------


Balance, December
  31, 1995,
  brought forward       -  2,450,312          $   966,824 $2,450   $     -  $   964,374  $       -  $       -  $  (964,676) $     -
August 6, 1996
  Share Issuance        -  1,071,429  $  5.60   6,000,002  1,071         -    5,998,931          -          -            -        -
     "
  Reclassification
    of deferred
    offering costs      -          -        -           -      -         -   (1,436,045)         -          -            -        -
     "
  Reclassification
    of accumulated
    deficit for
    change from an
    S to a C
    corporation         -          -        -           -      -         -   (1,556,204)         -          -    1,556,204        -
September 3, 1996
  Share Issuance        -    160,714     5.60     899,998    161         -      899,837          -          -            -        -
December 30, 1996
  Acquisition of
  treasury shares       -          -        -           -      -         -            -          -          -            -   (1,700)
Net Loss, Year
  Ended December
  31, 1996              -          -        -           -      -         -            -          -          -   (1,273,977)       -
                -----------------------------------------------------------------------------------------------------------------
Balance, December
  31, 1996              -  3,682,455            7,866,824  3,682         -    4,870,893          -          -     (682,449)  (1,700)

July 18, 1997
  Share Issuance        -     21,800 $   0.05       1,097     22         -        1,075          -          -            -        -
July 24, 1997
  Share Issuance        -      4,464     5.60      24,998      5         -       24,994          -          -            -        -
Net Loss, Year
  Ended December
  31, 1997              -          -        -           -      -         -            -          -          -   (2,578,448)       -
                -----------------------------------------------------------------------------------------------------------------
Balance, December
  31, 1997              -  3,708,719            7,892,919  3,709         -    4,896,962          -          -   (3,260,897)  (1,700)
January 27, 1998
  Share Issuance        -      1,350 $   5.60       7,560      1         -        7,559          -          -            -        -
March 31, 1998
  Share Issuance        -     10,000     3.02      30,188     10         -       30,178          -          -            -        -
April 20, 1998
  Share Issuance  110,000          -    10.00   1,100,000      -     1,100      945,511          -    133,389            -        -
  "
  Placement
   Agent Warrants       -          -        -           -      -         -           18          -          -            -        -
October 9, 1998
  Preferred
  Conversion     (110,000)   182,724     6.02           -    183    (1,100)     184,911          -   (133,389)           -        -
    "
  Preferred
     Dividend           -     12,154     4.24      51,534     12         -          917          -          -      (51,534)       -
Net Loss, Year
  Ended December
  31, 1998              -          -        -           -      -         -            -          -          -   (1,730,538)       -
                --------------------------------------------------------------------------------------------------------------------
Balance, December
  31, 1998              -  3,914,947            9,082,201  3,915         -    6,066,056          -          -   (5,042,969)  (1,700)
May 13, 1999
  Share Issuance        -     19,588 $   1.00           -     19         -          (19)         -          -            -        -
June 11, 1999
  Share Issuance        -        685     1.70           -      1         -           (1)         -          -            -        -
December 3, 1999
  Share Issuance   16,000          -   125.00   2,000,000      -       160    1,999,840          -          -            -        -
December 31, 1999
  Partial
  Rescission of
  Preferred        (5,600)         -   125.00    (700,000)     -       (56)    (699,944)         -          -            -        -
Net Loss, Year
  Ended December
  31, 1999              -          -        -           -      -         -            -          -          -   (1,238,028)       -
                --------------------------------------------------------------------------------------------------------------------
Balance, December
  31, 1999         10,400  3,935,220          $10,382,201 $3,935    $  104   $7,365,932  $       - $        -  $(6,280,997) $(1,700)
                --------------------------------------------------------------------------------------------------------------------
Net Loss, Year
  Ended December
  31, 2000              -          -        -           -      -         -            -          -          -     (872,064)       -
                --------------------------------------------------------------------------------------------------------------------
Balance, December
  31, 2000         10,400  3,935,220          $10,382,201 $3,935    $  104   $7,365,932          -          -  $(7,153,061) $(1,700)
                --------------------------------------------------------------------------------------------------------------------
August 17, 2001
  Warrant
  Issuance              -          -        -           -      -         -      616,000   (616,000)         -            -        -
Amortization of
  Deferred Charge       -          -        -           -      -         -            -    231,000          -            -        -
Net Loss, Year
  Ended December
  31, 2001              -          -        -           -      -         -            -          -          -     (476,737)
                --------------------------------------------------------------------------------------------------------------------
Balance,
  December 31,
  2001 (RESTATED)  10,400  3,935,220        - $10,382,201 $3,935    $  104   $7,981,932   (385,000) $       0  ($7,629,798) $(1,700)
                ====================================================================================================================


                                See notes to the financial statements.

                                                 MEDJET INC.
                                        (A Development Stage Company)
                                           Statements of Cash Flows



                                                                    For the Year Ended             Period from
                                                                       December 31,            December 16, 1993
                                                                  -----------------------       (Inception) to
                                                                     2001         2000         December 31, 2001
                                                                  -----------   ---------     -------------------
                                                                  (RESTATED)                       (RESTATED)
                                                                  ----------                       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                               $   (476,737) $   (872,064)    $   (9,134,468)

Adjustments to Reconcile Net Income (Loss) to
 Net Cash Provided by (Used in) Operating Activities:
   Depreciation and amortization                                       291,367      67,962            760,483
   Loss on abandonment of Patents                                       46,683           -             46,683
   Loss on abandonment of property and equipment                         2,843           -             31,830
   (Increase) Decrease in prepaid expenses                             (40,717)      7,838            (90,928)
   (Increase) Decrease in deferred tax asset                                 -     267,063                  -
   Increase (Decrease) in accounts payable
      and accrued expenses                                             (35,328)     29,615            200,565
   Increase (Decrease) in deferred revenues                            312,500    (175,000)           312,500
   Increase in deferred rental obligation                                3,467           -              3,467
                                                                  ------------   ---------        -----------

 Net Cash Provided by (Used in) Operating Activities                   104,078    (674,586)        (7,869,868)
                                                                  ------------   ---------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Note Receivable                                            9,209           -              9,209
Cash redemptions of marketable securities                                    -           -            320,605
Cash purchases of marketable securities                                      -           -           (320,605)
Cash purchases of property, plant & equipment                           (8,641)    (62,772)          (546,439)
Cash purchase of organization costs                                          -           -            (37,387)
Cash payments for patents and trademarks                               (74,874)    (70,471)          (337,920)
Cash payments for security deposits                                     (2,569)     (1,255)            (8,661)
                                                                  ------------   ---------        -----------

 Net Cash Used in Investing Activities                                 (76,875)   (134,498)          (921,198)
                                                                  ------------   ---------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock                                    -           -          2,380,018
Repayments of Capital Lease Obligation                                 (28,391)          -            (28,391)
Proceeds from issuance of common stock
  and initial public offering                                                -           -          6,494,616
Purchase of treasury stock                                                   -           -             (1,700)
Proceeds from officer notes payable                                     31,000     (21,000)           602,000
Repayment of officer notes payable                                           -           -           (442,000)
Proceeds from other notes payable                                            -           -            450,000
Repayment of other notes payable                                             -     (50,000)          (450,000)
                                                                  ------------   ---------        -----------

 Net Cash Provided by (Used in) Financing Activities                     2,609     (71,000)         9,004,543
                                                                  ------------   ---------        -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:                   29,812    (880,084)           213,477
Cash and Cash Equivalents - Beginning of Period                        183,665   1,063,749                  -
                                                                  ------------   ---------        -----------
Cash and Cash Equivalents - End of Period                        $     213,477 $   183,665     $      213,477
                                                                  ============   =========        ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
  Income taxes                                                  $            - $         -     $          600
                                                                  ============   =========        ===========
  Interest expense                                              $       23,206 $    14,617     $       63,308
                                                                  ============   =========        ===========

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

        In August 2001, the Company entered into an agreement and plan of merger and reorganization with VISX, Incorporated (VISX). Under the terms of the agreement, the Company received a one-time non-refundable payment of $500,000 upon execution of the agreement in consideration for VISX's right to elect whether or not to proceed with the merger during the one-year period following the date of its execution. That payment is being amortized to income ratably over the one-year option period. Should VISX terminate the merger agreement prior to August 17, 2002, an escalating termination fee of no less than $200,000 and no more $500,000 will be paid to the Company under certain circumstances. Should the Company terminate the agreement, the Company would pay a $500,000 termination fee to VISX under certain circumstances.

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

        VISX agreed that it would provide the Company with funding pursuant to the research and development agreement regardless of whether the merger was completed. In return, the Company agreed to add a provision to the merger agreement providing for a grant to VISX of warrants to purchase 1,320,000 shares of the Company's Common Stock at an exercise price of $0.75 per share. These warrants were issued to VISX to provide it with an opportunity to make an additional equity investment in the Company if the proposed merger did not occur after VISX had provided significant research and development funding to the Company.

        In addition, VISX purchased 10,400 shares of the Company's Series B Convertible Preferred Stock, which represents all of the Company's outstanding shares of Preferred Stock, and warrants to purchase a total of 1,365,000 shares of the Company's Common Stock from a third party.

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

        The deferred charge in connection with the issuance to VISX of warrants to purchase an aggregate of 1,320,000 shares of Common Stock is being amortized ratably over the one-year period corresponding to the one-year term of the research and development agreement.

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

Earnings (Loss) Per Share

        Earnings (loss) per share, in accordance with the provisions of Financial Accounting Standards No. 128, "Earnings Per Share," is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the period. Common stock equivalents have not been included in this computation for 2001, 2000 and for the period December 16, 1993 (inception) to December 31, 2001 as the effect would be anti-dilutive.

Patents and Trademarks

        Patents and trademarks at cost, less accumulated amortization, consists of the following at December 31, 2001:

                  Trademarks                              $  1,540
                  Patents                                  289,697
                                                           -------
                                                           291,237
                  Less accumulated amortization             50,511
                                                            ------
                     Total                                $240,726
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

NOTE RECEIVABLE

        In June 2000, the Company purchased a leased company automobile and tendered the vehicle to a departing officer of the Company. The former officer is repaying the Company through a note receivable as follows:

                                                               December 31,
                                                             ---------------
                                                               2001    2000
                                                               ----    ----
        Unsecured note receivable with interest
          at 8.5% per annum due in monthly
          installments of $342 including
          interest through June 2003                           $  -    $9,209
        Less current portion                                   $  -     3,452
                                                                ---    ------

        Note receivable, less current portion                     -    $5,757
                                                                ---    ------
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

                                              Qualified and Non-Qualified Shares
                                               Under Option as of December 31,
                                              ----------------------------------
                                                    2001              2000
                                                    ----              ----

        Outstanding, beginning of year            440,550           348,550
        Granted during the year                   200,993           225,000
        Canceled during the year                 (142,547)         (133,000)
        Exercised during the year                       -                 -
                                                       --                --
        Outstanding, end of year                  498,996           440,550
                                                  =======           =======
        Eligible, end of year, for
          exercise                                343,959           258,335
                                                  -------           -------
        Range of exercise price per  share     $.25 to $7.15     $.05-to $7.63
                                               =============     =============

        At December 31, 2001 and 2000, the average exercise price and remaining contractual life were $1.04 and $2.81 per share, and 8 years 4 months and 7 years 8 months, respectively.

        At December 31, 2001 and 2000, there were 147,581 and 206,027 shares, respectively, reserved for future grants.

Warrants

        The Company has issued common stock purchase warrants separately and in conjunction with the Offering, both of the preferred stock private placements and the VISX agreement (see "Nature of Organization"), as well as to consultants and to lenders, as follows:

        As of December 31, 2001:

                           Exercise         Exercise Term
 Date of                   Price Per   ----------------------
  Grant    No. of Shares    Share       Start     Expiration   Vesting Rights
  -----    -------------    -----       -----     ----------   --------------
4/20/98          18,272       4.34     4/20/98     4/20/02    100% on 4/20/98
7/15/99          50,000       1.00     7/15/99     7/15/04    100% on 7/15/99
11/12/99          7,500       3.50     11/12/99    11/12/04   100% on 11/12/99
12/03/99      1,365,000       3.50     2/1/00      12/03/04   100% after 1/31/00
8/17/01       1,320,000       0.75     8/17/01     8/17/04    100% on 8/17/01
              ---------
              2,760,772    Outstanding at December 31, 2001

        As of December 31, 2000:

                           Exercise        Exercise Term
 Date of                   Price Per   ---------------------
  Grant    No. of Shares    Share       Start    Expiration   Vesting Rights
  -----    -------------    -----       -----    ----------   --------------
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

        The warrants to purchase an aggregate of 1,320,000 shares of Common Stock issued to VISX on August 17, 2001 in connection with the execution of the merger agreement and a separate research and development agreement with VISX have been valued at $616,000 using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; expected volatility of 190%; risk-free interest rate of 4.5%; and expected life of 3 years.

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

                                         2001               2000
                                         ----               ----
Net income (loss):
        As reported                    $(476,737)         $(872,064)
        Pro forma                      $(527,322)         $(992,743)
 Basic income (loss) per share:
        As reported                       $(0.12)            $(0.22)
        Pro forma                         $(0.14)            $(0.25)

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

INCOME TAXES

        The income tax (benefit) provision is comprised of the following:

                                          YEAR ENDED DECEMBER 31,
                                          -----------------------
                                          2001                2000
                                          ----                ----
State current provision                    $800               $4,840
State deferred provision              ($210,928)             $36,676
                                      ----------             -------
                                      ($210,128)             $41,516
                                      ---------              -------

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

                                                            DECEMBER 31,
                                                            ------------
                                                         2001          2000
                                                         ----          ----
             Total deferred tax asset,
               noncurrent                            $2,440,500     $2,020,153
             Less valuation allowance                $(2,440,500)   $(2,020,153)
                                                     -----------    -----------
             Net deferred tax asset, noncurrent      $        -     $        -
                                                     ===========    ===========

        The total change in the valuation allowance amounted to $420,347 and $256,514 for the years ended December 31, 2001 and 2000, respectively.

        The differences between income tax benefits in the financial statements and the tax benefit computed at the U.S. Federal statutory rate of 34% are as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                       -----------------------
                                                        2001             2000
                                                        ----             ----
                Federal Income Tax (Benefit)            (34)%            (34)%
                State Taxes (Benefits)                  (31)%             5.0%
                Valuation allowance                      34%              34%
                                                        ---              ---
                Effective tax rate                      (31)%            5.0%
                                                        ---              ---

        At December 31, 2001, the Company has available approximately $7,035,000 of net operating losses to carry forward and which may be used to reduce future federal taxable income through December 31, 2016.

        At December 31, 2001, the Company has available approximately $541,000 of net operating losses to carry forward and which may be used to reduce future state taxable income through December 31, 2008.

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

EMPLOYMENT AGREEMENT

        In 1999, the Company and its Chairman of the Board and Chief Executive Officer (the "Executive") entered into an employment agreement. This agreement, which expires on March 15, 2002, provides for a base compensation of $170,000 per year, bonuses aggregating a maximum of $60,000 for any one year based upon the attainment of certain goals and other additional compensation as may be determined by the Board of Directors (without the Executive's participation) in its sole discretion. The Board of Directors (without the Executive's participation) may also increase such base compensation in its sole discretion. The agreement, which can be terminated for cause and contains proprietary information, invention and non-competition provisions which prohibit disclosure of any of the Company's proprietary information and preclude competition with the Company for two years after termination of employment, also provides for the payment of an amount upon the death or disability of the Executive. The agreement also provides for the grant of an option to purchase up to 150,000 shares of the Company's common stock, such option to vest over the period of the agreement.

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

RESTATEMENT

        Management has reevaluated the method of accounting used in 2001 for the three year warrants to purchase 1,320,000 shares of the Company's Common Stock issued to VISX in connection with the execution of the agreement and plan of merger and reorganization and a separate research and development agreement with VISX. Previously, no value was attributed to these warrants. A restatement has been reflected in the accompanying financial statements to value these warrants at $616,000 using the Black-Scholes pricing model, and to amortize this cost ratably over the one-year period corresponding to the one-year term of the research and development agreement.

        Management has also reevaluated the method used in 2001 for revenue recognition of the $500,000 payment received in connection with the execution of the merger agreement with VISX in consideration for VISX's right to elect whether or not to proceed with the merger during the one-year period following the date of execution of the merger agreement. Previously, the entire $500,000 payment was recognized as income in 2001. A restatement has been reflected in the accompanying financial statements to amortize this payment to income ratably over the one-year option period.

        The effect of the two restatements described above resulted in a reduction of net income of $543,500 ($0.14 per share) for the year ended December 31, 2001; previously reported net income of $66,763 ($0.02 per share), restated as a net loss of $(476,737) ($0.12 per share).

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



                           SUMMARY COMPENSATION TABLE

                                                                      LONG TERM
                                                                    COMPENSATION
                                                                    ------------
                                                                       AWARDS
                                                                       ------
                                            ANNUAL COMPENSATION      SECURITIES    ALL OTHER
                                           ----------------------    UNDERLYING   COMPENSATION
NAME AND PRINCIPAL POSITION       YEAR     SALARY ($)   BONUS ($)   OPTIONS/(#)      ($)(1)
---------------------------       ----     ----------   ---------   -----------      ------
Eugene I. Gordon, Ph.D.           2001      171,963         -            -           1,174
  Chairman of the Board and       2000      170,000        20,000        -           1,174
  Chief Executive Officer         1999      141,667        20,000    150,000         1,524


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

                       AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                   NUMBER OF SECURITIES      VALUE OF UNEXERCISED
                           SHARES                 UNDERLYING UNEXERCISED     IN-THE-MONEY OPTIONS
                          ACQUIRED                 OPTIONS AT FY-END (#)         AT FY-END ($)
                             ON        VALUE       ---------------------         -------------
        NAME             EXERCISE(#) REALIZED($) EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
        ----             ----------- ----------- ----------- ------------- ----------- -------------
Eugene I. Gordon, Ph.D.        -          -        175,844       16,656           -          -



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

                                           SHARES BENEFICIALLY     PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER               OWNED              CLASS
------------------------------------               -----              -----
VISX, Incorporated                             3,725,000 (1)          48.8%
   3400 Central Expressway
   Santa Clara, CA 95051

Eugene I. Gordon                               1,839,287 (2)          44.0%
   1090 King Georges Post Road
   Suite 301
   Edison, NJ 08837

Edward E. David, Jr.                            40,000 (3)              *

William C. Hittinger                            20,000 (4)              *

Ronald B. Odrich                                48,000 (5)              *

Elias Snitzer                                   31,000 (5)              *

Timothy R. Maier                                     -                  -

All directors and executive officers
  as a group (7 persons)                     2,003,426 (6)            46.7%

--------------------
*       Less than 1% of our common stock.

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

    10.1        Employment Agreement between the Registrant and Eugene I.
                Gordon, dated as of April 9, 1999 (incorporated herein by reference to Exhibit 10 to the Registrant's Report on Form 10-QSB for the quarter ended June 30, 1999, File No. 1-11765)

   *10.2 Amendment No. 1 to Employment Agreement between the Registrant and Eugene I. Gordon, dated as of March 13, 2002.

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

----------------
*   Previously filed.
**  Filed herewith.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Edison, State of New Jersey, on the 11th day of July 2002.

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