Form 10QSB/A
period 2002-03-31
MEDJET INC
filed 2002-07-11
CIK 932265

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
(Mark One)

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

                                     ASSETS

                                                                                      (RESTATED)
                                                                                      ----------
Current Assets:
   Cash and cash equivalents                                                     $       386,719
   Prepaid expenses                                                                       40,603
                                                                                  --------------
              Total Current Assets                                                       427,322
                                                                                  --------------

Property and Equipment - less accumulated depreciation of $364,037                        73,784
Patents and Trademarks - less accumulated amortization of $53,107                        258,866
Security deposits                                                                          8,661
                                                                                  --------------

              Total Assets                                                       $       768,633
                                                                                  ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued liabilities                                      $       182,112
   Notes payable - Officer                                                               160,000
   Capital Lease Obligation                                                                5,133
   Deferred Revenue                                                                      138,044
   Deferred income-merger option                                                         187,500
                                                                                  --------------
              Total Liabilities                                                          672,789
                                                                                  --------------
Stockholders' Equity:
   Common stock, $.001 par value, 30,000,000 shares authorized,
    3,935,220 shares issued and 3,901,431 shares outstanding                               3,935
   Preferred stock, $.01 par value, 1,000,000 shares authorized, 10,400 shares
    designated as Series B Convertible Preferred issued and outstanding                      104
   Additional paid-in capital                                                          7,981,932
   Deferred Charge                                                                      (231,000)
   Accumulated deficit (including deficit accumulated during development stage of $9,162,107 of which $1,556,204 was applied to additional
    Paid-in capital upon conversion from an "S" to a "C" corporation)                 (7,657,427)
   Less: Treasury stock, 33,789 shares, at cost                                           (1,700)
                                                                                  --------------
              Total Stockholders' Equity                                                  95,844
                                                                                  --------------

Total Liabilities and Stockholders' Equity                                      $        768,633
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




                                          Three Months Ended              Period from
                                               March 31,                  December 16,
                                      ----------------------------    1993 (Inception) to
                                            2002           2001           March 31, 2002
                                      --------------   ----------     --------------------
                                        (RESTATED)                         (RESTATED)
                                        ----------                         ----------
Revenues:
   Revenues                           $      654,956   $        -     $          2,887,456
Total revenues                        $      654,956   $        -     $          2,887,456
                                      --------------   ----------     --------------------
 Expenses:
 Research, development,
   general and administrative                806,636      295,938               13,384,533
                                      --------------   ----------     --------------------
Total expenses                               806,636      295,938               13,384,533
                                      --------------   ----------     --------------------

Loss from Operations                        (151,680)    (295,938)             (10,497,077)

 Other Income (Expense):
   Other Income                                    -            -                    5,285
   Merger Option                             125,000            -                  312,500
   Interest Income                             1,372        1,435                  347,734
   Interest Expense                           (2,320)      (3,827)                 (92,120)
                                      --------------   ----------     --------------------
                                             124,042       (2,392)                 573,399
                                      --------------   ----------     --------------------

   Loss Before Income Tax                    (27,628)    (298,330)              (9,923,678)

               Income tax                          -            -                 (761,571)
                                      --------------   ----------     --------------------

   Net Loss                                  (27,628)    (298,330)              (9,162,107)

   Dividends on Preferred Stock                    -            -                  184,923
                                      --------------   ----------     --------------------
   Net Loss Attributable to
     Common Shareholders              $      (27,628)  $ (298,330)    $         (9,347,030)
                                      ==============   ==========     ====================
  Loss Per Share                      $        (0.01)  $    (0.08)    $              (2.91)
                                      ==============   ==========     ====================
  Weighted average common
     shares outstanding                    3,901,431    3,901,431                3,217,256

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





                                                                        For the Three Months Ended            Period from
                                                                                 March 31,                   December 16,
                                                                        ---------------------------      1993 (Inception) to
                                                                            2002           2001            March 31, 2002
                                                                        --------------  -----------     ---------------------
                                                                         (RESTATED)                          (RESTATED)
                                                                         ----------                          ----------
Cash Flows from Operating Activities                                   $       204,409  $  (191,709)    $          (8,202,933)

Cash Flows from Investing Activities                                           (31,167)      (9,866)                 (914,891)

Cash Flows from Financing Activities                                                 -       19,500                 9,504,543
                                                                        --------------  -----------     ---------------------

Net Increase (Decrease) in Cash and Cash Equivalents                           173,242     (182,075)                  386,719

                    Cash and Cash Equivalents - Beginning of Period            213,477      183,665                         -
                                                                        --------------  -----------     ---------------------

                    Cash and Cash Equivalents - End of Period          $       386,719        1,590    $              386,719
                                                                        --------------  -----------     ---------------------


Supplemental Disclosures of Cash Flow Information:

                    Cash paid for:
                       Income taxes                                    $             -  $         -    $                  600
                                                                        ==============  ===========     =====================
                       Interest expense                                $         2,320  $     3,827    $               65,628
                                                                        ==============  ===========     =====================

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

NOTE B -  NET LOSS PER SHARE:

          Net loss per share, in accordance with the provisions of Financial Accounting Standards No. 128, "Earnings Per Share," is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Common Stock equivalents for the three months ended March 31, 2002 and 2001, and for the period from December 16, 1993 (inception) to March 31, 2002, have not been included in the computation of dilutive loss per share as the effect would be anti-dilutive.

NOTE C -  RESTATEMENT:

          Subsequent to the originally filed Form 10-QSB for the quarterly period ended March 31, 2002, management reevaluated the method of accounting used for the three year warrants to purchase 1,320,000 shares of the

          Company's Common Stock issued to VISX, Inc. in connection with the execution of an agreement and plan of merger and reorganization and a separate research and development agreement with VISX. Previously, no value was attributed to these warrants. A restatement has been reflected in the accompanying financial statements to value these warrants, as of the issuance date of August 17, 2001, at $616,000 using the Black-Scholes pricing model, and to amortize this cost ratably over the one-year period corresponding to the one-year term of the research and development agreement.

          Management also reevaluated, subsequent to the originally filed Form 10-QSB for the quarterly period ended March 31, 2002, the method used for revenue recognition of the $500,000 payment received in 2001 in connection with the execution of the merger agreement with VISX in consideration for VISX's right to elect whether or not to proceed with the merger during the one-year period following the date of execution of the merger agreement. Previously, the entire $500,000 payment was recognized as income on the date it was received, August 17, 2001. A restatement has been reflected in the accompanying financial statements to amortize this payment to income ratably over the one-year option period.

          The effect of the two restatements described above resulted in a reduction of net income of $29,000 ($0.01 per share) for the three months ended March 31, 2002; previously reported net income of $1,372 ($0.00 per share), restated as a net loss of $(27,628) ($0.01 per share).

Item 2.           MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OR PLAN OF OPERATION

THIS QUARTERLY REPORT ON FORM 10-QSB, INCLUDING ANY DOCUMENTS THAT ARE INCORPORATED BY REFERENCE, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. GENERALLY, SUCH STATEMENTS ARE INDICATED BY WORDS OR PHRASES SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "BELIEVES" AND SIMILAR WORDS AND PHRASES. SUCH STATEMENTS ARE BASED ON THE COMPANY'S CURRENT EXPECTATIONS AND ARE SUBJECT TO RISKS, UNCERTAINTIES AND ASSUMPTIONS. CERTAIN OF THESE RISKS ARE DESCRIBED OR REFERRED TO BELOW OR IN
PART I, ITEM 6 OF THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB/A2 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001, ON FILE WITH THE SECURITIES AND EXCHANGE COMMISSION, AND ARE INCORPORATED HEREIN BY THIS REFERENCE. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, EXPECTED, INTENDED OR BELIEVED.

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

Total expenses during the three months ended March 31, 2002 increased by $510,698 (173%) to $806,636 from $295,938 for the comparable period of 2001.
This increase was primarily due to an increase in purchases for materials, testing and analysis and other costs associated with continuing development activities. Total expenses for the three months ended March 31, 2002 also included a $154,000 charge resulting from the amortization of the value of the warrant to purchase 1,320,000 shares of the Company's Common Stock issued to VISX in connection with the execution of the merger agreement and the research and development agreement. The total deferred charge of $616,000 in connection with the issuance of this warrant is being amortized over the one-year period corresponding to the one-year term of the research and development agreement.

Other income (expense) for the three months ended March 31, 2002 included $125,000 of merger option income based on the $500,000 payment by VISX to the Company made concurrently with the execution of the merger agreement in August 2001. This $500,000 payment is being recognized over the one-year period during which VISX has the option to elect whether or not to proceed with the merger. This payment was made by VISX in consideration for this option.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, the Company's cash and cash equivalents was $386,719 and its working capital was $(245,467).

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

Revenue Recognition

The Company's revenues for the three months ended March 31, 2002 resulted from payments from VISX pursuant to the one-year research and development agreement that the Company and VISX executed in August 2001. Pursuant to this agreement, VISX provides monthly funding to the Company in order to finance costs to support research, development and experimental work incurred to develop the Company's microjet related technology and products. The monthly payments advanced by VISX are advanced at the beginning of each month against a budget of costs expected to be incurred during that month. Should the advanced funds exceed the amounts expensed at the end of the month, the excess funding would be recorded as deferred revenue until the costs are incurred.

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



                           PART II - OTHER INFORMATION

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           10.1 Letter Agreement dated March 12, 2002 regarding Research Development and Experimental Cost Sharing Agreement, dated August 17, 2001, by and between VISX, Incorporated and Medjet Inc.

                 (b)      Reports on Form 8-K

                          None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   July 11, 2002              MEDJET INC.


                                      /S/ EUGENE I. GORDON, PH.D.
                                   -------------------------------
                                   Eugene I. Gordon, Ph.D.
                                   Chairman of the Board and
                                   Chief Executive Officer


                                      /S/ CHERYL A. BLAKE
                                   --------------------------------
                                   Cheryl A. Blake
                                   Vice President - Finance and
                                   Human Resources
                                   (Principal financial and accounting officer)