Form 10QSB
period 2002-06-30
MEDJET INC
filed 2002-08-14
CIK 932265

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002

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

        As of August 9, 2002, 3,901,431 shares of Common Stock, par value $.001 per share, were outstanding.

        Transitional Small Business Disclosure Format:  Yes  |_|     No   |X|



================================================================================

                         Part l - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                                  MEDJET INC.
                         (A Development Stage Company)
                        Condensed Interim Balance Sheet
                                 June 30, 2002
                                  (Unaudited)

                                    ASSETS

Current Assets:
   Cash and cash equivalents                                      $     401,949
   Prepaid expenses                                                      18,152
                                                                    ------------
            Total Current Assets                                        420,101
                                                                    ------------

Property and Equipment - less accumulated depreciation
  of $374,145                                                            68,047
Patents and Trademarks - less accumulated amortization
  of $55,703                                                            273,758
Security deposits                                                         8,661
                                                                    ------------
            Total Assets                                          $     770,567
                                                                    ============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued liabilities                       $     109,814
   Notes payable - Officer                                              160,000
   Capital Lease Obligation                                                -
   Deferred Revenue                                                     105,700
   Deferred income-merger option                                         62,499
                                                                    ------------
            Total Liabilities                                           438,013
                                                                    ------------

Stockholders' Equity:
   Common stock, $.001 par value, 30,000,000 shares
     authorized, 3,935,220 shares issued and 3,901,431
     shares outstanding                                                   3,935
   Preferred stock, $.01 par value, 1,000,000 shares
     authorized, 10,400 shares designated as Series B
     Convertible Preferred issued and outstanding                           104
   Additional paid-in capital                                         7,981,932
   Deferred Charge                                                      (77,001)
   Accumulated deficit (including deficit accumulated
     during development stage of $9,079,385 of which
     $1,556,204 was applied to additional paid-in
     capital upon conversion from an "S" to a "C"
     corporation)                                                    (7,574,716)
   Less: Treasury stock, 33,789 shares, at cost                          (1,700)
                                                                    ------------
            Total Stockholders' Equity                                  332,554
                                                                    ------------

Total Liabilities and Stockholders' Equity                        $     770,567
                                                                    ============


           See notes to the condensed interim financial statements.

                                   MEDJET INC.
                          (A Development Stage Company)
                   Condensed Interim Statements of Operations
            For The Three and Six Months Ended June 30, 2002 and 2001
   And The Period From December 16, 1993 (Date of Inception) to June 30, 2002
                                   (Unaudited)


                                                                                     Period from
                                  Three Months Ended         Six Months Ended        December 16,
                                       June 30,                  June 30,                1993
                                -----------------------  -------------------------  (Inception) to
                                   2002        2001         2002         2001        June 30, 2002
                                ----------- -----------  -----------  ------------ -----------------

Revenues:
 Revenue                        $  942,344  $  100,500   $1,597,300   $  100,500       $ 3,829,800
                                ----------  ----------   ----------   ----------       -----------
 Total revenues                 $  942,344  $  100,500   $1,597,300   $  100,500       $ 3,829,800
                                ----------  ----------   ----------   ----------       -----------

 Expenses:
 Research, development,
   general and administrative      983,608     219,055    1,790,243      515,375        14,364,354
                                ----------  ----------   ----------   ----------       -----------
 Total expenses                    983,608     219,055    1,790,243      515,375        14,364,354
                                ----------  ----------   ----------   ----------       -----------

 Loss from Operations              (41,264)   (118,555)    (192,943)    (414,875)      (10,534,554)

 Other Income (Expense):
 Merger Option Income              125,001           -      250,001            -           437,501
 Interest Income                     1,327          91        2,698        1,525           354,349
 Interest Expense                   (2,113)     (4,881)      (4,433)      (8,709)          (94,232)
                                ----------  ----------   ----------   ----------       -----------
                                   124,215      (4,790)     248,266       (7,184)          697,618
                                ----------  ----------   ----------   ----------       -----------

  Income (Loss) Before
    Income Tax                      82,951    (123,345)      55,323     (422,059)       (9,836,936)

             Income tax                240         200          240          200          (757,551)
                                ----------  ----------   ----------   ----------       -----------

 Net Income (Loss)                  82,711   (123,545)       55,083     (422,259)       (9,079,385)

 Dividends on Preferred Stock            -          -             -            -           184,923
                                ----------  ----------   ----------   ----------       -----------

 Net Income (Loss)
   Attributable to
   Common Shareholders          $   82,711  $ (123,545)  $   55,083   $ (422,259)      $(9,264,308)
                                ==========  ==========   ==========   ==========       ===========

Basic and Diluted Net
  Income (Loss) Per Share          $  0.02    $  (0.03)     $  0.01    $   (0.11)      $     (2.94)
                                ==========  ==========   ==========   ==========       ===========

Weighted average shares used to
   compute net income (loss)
   per share:
            Basic                3,901,431   3,901,431    3,901,431    3,901,431         3,149,118
                                ==========  ==========   ==========   ==========       ===========
            Diluted              5,382,736   3,901,431    5,396,211    3,901,431         3,149,118
                                ==========  ==========   ==========   ==========       ===========



           See notes to the condensed interim financial statements.

                                   MEDJET INC.
                          (A Development Stage Company)
                   Condensed Interim Statements of Cash Flows
                 For The Six Months Ended June 30, 2002 and 2001
   And The Period From December 16, 1993 (Date of Inception) to June 30, 2002
                                   (Unaudited)




                                                             For the Six Months
                                                                   Ended                 Period from
                                                                  June 30,              December 16,
                                                           -----------------------    1993 (Inception) to
                                                              2002         2001         June 30, 2002
                                                           ------------  ---------    -------------------


Cash Flows from Operating Activities                       $   260,551   $(236,493)    $   $(7,609,317)

Cash Flows from Investing Activities                           (59,403)    (25,025)           (980,601)

Cash Flows from Financing Activities                           (12,676)     99,600           8,991,867
                                                           ------------  ----------    ----------------

Net Increase (Decrease) in Cash and Cash Equivalents           188,472    (161,918)            401,949

    Cash and Cash Equivalents - Beginning of Period            213,477     183,665                   -
                                                           ------------  ----------    ----------------
    Cash and Cash Equivalents - End of Period              $   401,949   $  21,747     $       401,949
                                                           ------------  ----------    ----------------


Supplemental Disclosures of Cash Flow Information:

                 Cash paid for:

                    Income taxes                           $       240   $     200     $           840
                                                           ============  ==========    ================
                    Interest expense                       $     4,433   $   4,881     $        67,741
                                                           ============  ==========    ================


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

            The Condensed Interim Financial Statements included herein reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the six-month period ended June 30, 2002 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2002.

NOTE B -    NET INCOME (LOSS) PER SHARE:

            Basic net income (loss) per share, in accordance with the provisions of Financial Accounting Standards No. 128, "Earnings Per Share," is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the period. Diluted net income per share includes additional dilution from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and warrants outstanding and the conversion of preferred stock. Common Stock equivalents for the three and six months ended June 30, 2001, and for the period from December 16, 1993 (inception) to June 30, 2002, have not been included in the computation of dilutive loss per share as the effect would be anti-dilutive.

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

Many of the Company's forward-looking statements and plans in this report are based on the assumption that VISX will exercise its option to complete the merger. If VISX elects to terminate the merger agreement, the termination fee payable by VISX to the Company is expected to provide the Company with the opportunity to evaluate its position and alternatives for future operations.

RESULTS OF OPERATIONS

The Company has not yet initiated sales of its products. The Company generated revenues of $942,344 and $1,597,300 during the three and six-month periods ended June 30, 2002, respectively, and generated $100,500 of revenues for each of the comparable periods in 2001. The revenues generated during the three-month and six- month periods ended June 30, 2002 resulted from payments from VISX under a research and development agreement pursuant to which VISX has agreed to provide funding to the Company through August 2002 to pursue waterjet related technologies and products, including the Company's waterjet microkeratome. The revenues generated during the three months and six months ended June 30, 2001 resulted almost entirely from a prior research and development agreement with VISX.

Total expenses during the three months ended June 30, 2002 increased by $764,553 (349%) to $983,608 from $219,055 for the comparable period of 2001. Total expenses during the six months ended June 30, 2002 increased by $1,274,868 (247 %) to $1,790,243 from $515,375 for the comparable period of 2001. These increases were primarily due to an increase in purchases for materials, testing and analysis and other costs associated with continuing development activities. Total expenses for the three months and six months ended June 30, 2002 included charges of $153,999 and $307,999, respectively, resulting from the amortization of the value of the warrant to purchase 1,320,000 shares of the Company's

Common Stock issued to VISX in connection with the execution of the merger agreement and the research and development agreement. The total deferred charge of $616,000 in connection with the issuance of this warrant is being amortized over the one-year period corresponding to the one-year term of the research and development agreement.

Other income (expense) for the three months and six months ended June 30, 2002 included $125,001 and $250,001 of merger option income, respectively, based on the $500,000 payment by VISX to the Company made concurrently with the execution of the merger agreement in August 2001. This $500,000 payment is being recognized over the one-year period during which VISX has the option to elect whether or not to proceed with the merger. This payment was made by VISX in consideration for this option.

Net interest expense for the three months ended June 30, 2002 was $(786) compared to $(4,790) for the comparable period of 2001. Net interest expense for the six months ended June 30, 2002 was $(1,735) compared to $(7,184) for the comparable period for 2001.These decreases resulted principally from decreased interest expense relating to the loan provided by the Company's Chief Executive Officer due to lower interest rates and a lower outstanding principal balance on the loan in the three and six months ended June 30, 2002 compared to the three and six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, the Company's cash and cash equivalents was $401,949 and its working capital was $(17,912).

During March 1999, Eugene I. Gordon, Ph.D., the Company's Chairman and Chief Executive Officer, agreed to make available to the Company an unsecured loan of up to $250,000. Under the terms of this agreement, the Company issued to Dr. Gordon warrants to purchase up to 50,000 shares of the Company's unregistered Common Stock and agreed to pay a market interest rate on amounts borrowed. Through June 30, 2002, amounts advanced under this agreement totaled $160,000. As of June 30, 2002, the amount owed to Dr. Gordon is $160,000 with interest paid monthly. Principal amounts outstanding under this loan are due and payable on January 26, 2009.

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

In 2002, the Company applied for certificates totaling approximately $92,252 which consists of tax benefits of approximately $82,983 for the year ended December 31, 2001 and $9,269 in tax benefits carried over from the prior year. Assuming the Company receives a certificate for the entire amount for which it applies, and assuming the Company sells such certificate for 84% of its face value, the Company expects to receive net proceeds of approximately $77,492 in late 2002 from the sale of its certificates.

The Company's current research and development agreement with VISX is scheduled to expire on August 17, 2002. In addition, VISX's option to terminate the merger agreement for any or no reason also expires on August 17, 2002. The Company and VISX are currently negotiating an extension of the research and development agreement together with a corresponding extension of VISX's option period under the merger agreement. The Company does not believe that these negotiations will be completed by August 17, 2002 and may take up to an additional 30 days thereafter to complete. Although the Company believes that it will reach an agreement with VISX to extend the term of the research and development agreement along with the term of VISX's option period under the merger agreement, there can be no assurance that the Company will be able to do so. Furthermore, even if the research and development agreement is extended, there can be no assurance at this time as to the length of the extended term of the agreement or the level of monthly funding to be provided by VISX.

The Company anticipates that, assuming that the research and development agreement is extended for at least an additional four months and provides for at least the minimum monthly funding levels provided under the current agreement, the monthly research and development funding from VISX, together with the Company's cash on hand, and, to a lesser extent, the sale of its NOLs and R&D Credits, will be sufficient to meet the Company's working capital and planned capital expenditure requirements through the end of 2002. If, however, the Company incurs unexpected expenses, is unable to extend the term of its research and development agreement with VISX or, if the agreement is extended, the term of the extension is less than four months or the agreement does not provide funding at substantially the current minimum monthly funding levels, the Company will likely require additional financing prior to the end of 2002 in order to maintain its current operations. The Company has no current arrangements with respect to any additional financing and, pursuant to the terms of the merger agreement with VISX, is currently precluded from seeking such additional financing. Consequently, there can be no assurance that any additional financing will be available to the Company, on commercially reasonable terms, or at all. The failure to obtain any needed financing would have a material adverse effect on the Company, including causing a substantial reduction in the Company's operations.

If the research and development agreement and VISX's option period under the merger agreement are not extended, upon the expiration of the option period, Medjet would have the right to terminate the merger agreement, and upon such termination, would generally be entitled to receive a $500,000 termination fee from VISX. As a result, Medjet may elect to terminate the merger agreement and use the proceeds from the termination fee to fund operations while it sought another strategic partner for its business. However, there can be no assurance that the Company would be able to locate such a strategic partner or enter into a definitive agreement with such a strategic partner on commercially reasonable terms or at all.

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

Revenue Recognition

The Company's revenues for the six months ended June 30, 2002 resulted from payments from VISX pursuant to the one-year research and development agreement that the Company and VISX executed in August 2001. Pursuant to this agreement, VISX provides monthly funding to the Company in order to finance costs to support research, development and experimental work incurred to develop the Company's microjet related technology and products. The monthly payments advanced by VISX are advanced at the beginning of each month against a budget of costs expected to be incurred during that month. Should the advanced funds exceed the amounts expensed at the end of the month, the excess funding would be recorded as deferred revenue until the costs are incurred.

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

If the proposed merger with VISX is not completed, the Company intends to undertake the assembly, test and marketing of its microjet products on a limited scale. However, it would need to pursue other possible arrangements for larger-scale manufacturing, marketing and distribution. To the extent that the Company fails to enter into such arrangements, the Company would be subject to the risks and uncertainties described under "Additional Factors That May Affect Future Results - No Manufacturing Experience; Dependence on Third Parties," in the Company's Annual Report on Form 10-KSB/A2, which information is incorporated herein by reference.

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

                           PART II - OTHER INFORMATION

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)     Exhibits

                       11 Statement re Computation of Net Income (Loss) per Share

                       99.1 Certification Pursuant to 18. U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                       99.2 Certification Pursuant to 18. U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               (b)     Reports on Form 8-K

                       None

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 14, 2002                             MEDJET INC.


                                               /S/ EUGENE I. GORDON, PH.D.
                                            -------------------------------
                                            Eugene I. Gordon, Ph.D.
                                            Chairman of the Board and
                                             Chief Executive Officer


                                               /S/ CHERYL A. BLAKE
                                            -------------------------------
                                            Cheryl A. Blake
                                            Vice President - Finance and
                                             Human Resources
                                            (Principal financial and
                                            accounting officer)