Form 10QSB
period 2002-09-30
MEDJET INC
filed 2002-11-14
CIK 932265

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the quarterly period ended September 30, 2002

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

         As of November 8, 2002, 3,901,431 shares of Common Stock, par value $.001 per share, were outstanding.

         Transitional Small Business Disclosure Format: Yes   |_|    No    |X|


================================================================================

                         Part l - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                                   MEDJET INC.
                          (A Development Stage Company)
                         Condensed Interim Balance Sheet
                               September 30, 2002
                                   (Unaudited)

                                     ASSETS


Current Assets:
   Cash and cash equivalents                                                    $        136,780
   Prepaid expenses                                                                      201,305
                                                                                  ---------------
              Total Current Assets                                                       338,085
                                                                                  ---------------
Property and Equipment - less accumulated depreciation of $384,034                        58,158
Patents and Trademarks - less accumulated amortization of $58,300                        276,848
Security deposits                                                                          8,661
                                                                                  ---------------

              Total Assets                                                      $        681,752
                                                                                  ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued liabilities                                     $        284,495
   Notes payable - Officer                                                               160,000
   Capital Lease Obligation                                                                    -
   Deferred Revenue                                                                            -
   Deferred income-merger option                                                               -
                                                                                  ---------------
              Total Liabilities                                                          444,495
                                                                                  ---------------

Stockholders' Equity:
   Common stock, $.001 par value, 30,000,000 shares authorized,
    3,935,220 shares issued and 3,901,431 shares outstanding                               3,935
   Preferred stock, $.01 par value, 1,000,000 shares authorized, 10,400 shares
    designated as Series B Convertible Preferred issued and outstanding                      104
   Additional paid-in capital                                                          8,042,532
   Deferred Consulting Services                                                          (58,917)
   Accumulated deficit (including deficit accumulated during development stage of $9,253,366 of which $1,556,204 was applied to additional
    paid-in capital upon conversion from an "S" to a "C" corporation)                 (7,748,697)
   Less: Treasury stock, 33,789 shares, at cost                                           (1,700)
                                                                                  ---------------
              Total Stockholders' Equity                                                 237,257
                                                                                  ---------------

Total Liabilities and Stockholders' Equity                                      $        681,752
                                                                                  ===============


            See notes to the condensed interim financial statements.

                                   MEDJET INC.
                          (A Development Stage Company)
                   Condensed Interim Statements of Operations
         For The Three and Nine Months Ended September 30, 2002 and 2001
 And The Period From December 16, 1993 (Date of Inception) to September 30, 2002
                                   (Unaudited)

                                                                                                         Period from
                                           Three Months Ended              Nine Months Ended            December 16,
                                             September 30,                   September 30,           1993 (Inception) to
                                       ----------------------------  ------------------------------     September 30,
                                          2002            2001           2002            2001                2002
                                       -------------   ------------  -------------    -------------   -------------------

 Revenues:
 Revenue                                $   430,700      $ 881,000    $ 2,028,000       $  981,500        $    4,260,500
                                       -------------    -----------  -------------     ------------      ----------------
 Total revenues                         $   430,700      $ 881,000    $ 2,028,000       $  981,500        $    4,260,500
                                       -------------    -----------  -------------     ------------      ----------------

 Expenses:
 Research, development,
      general and administrative            664,911        605,684      2,455,130        1,121,059            15,029,242
                                       -------------    -----------  -------------     ------------      ----------------
 Total expenses                             664,911        605,684      2,455,130        1,121,059            15,029,242
                                       -------------    -----------  -------------     ------------      ----------------

 Loss from Operations                      (234,211)       275,316       (427,130)        (139,559)          (10,768,742)

 Other Income (Expense):
 Merger Option Income                        62,500              -        312,500                -               500,000
 Interest Income                              1,069          1,003          3,769            2,528               355,421
 Interest Expense                            (3,363)        (9,970)        (7,797)         (18,679)              (97,596)
                                       -------------    -----------  -------------     ------------      ----------------
                                             60,206        (8,967)        308,472         (16,151)               757,825
                                       -------------    -----------  -------------     ------------      ----------------

   Income (Loss) Before Income Tax        (174,005)        266,349      (118,658)        (155,710)          (10,010,917)

               Income tax                         -              -            240              200             (757,551)
                                       -------------    -----------  -------------     ------------      ----------------

 Net Income (Loss)                        (174,005)        266,349      (118,898)        (155,910)            (9,253,366)

 Dividends on Preferred Stock                     -              -              -                -               184,923
                                       -------------    -----------  -------------     ------------      ----------------

 Net Income (Loss) Attributable to
     Common Shareholders                $ (174,005)      $ 266,349    $ (118,898)       $(155,910)        $  (9,438,289)
                                       =============    ===========  =============     ============      ================

Earnings (Loss) per share:
                    Basic               $    (0.04)      $    0.07    $    (0.03)       $   (0.04)        $       (2.78)
                                       =============    ===========  =============     ============      ================
                    Diluted             $    (0.04)      $    0.05    $    (0.03)       $   (0.04)        $       (2.78)
                                       =============    ===========  =============     ============      ================

Weighted average shares used to
    compute net income (loss) per
    share:
                    Basic                 3,901,431      3,901,431      3,901,431        3,901,431             3,398,470
                                      ==============  =============  =============   ==============  ====================
                    Diluted               3,901,431      5,028,048      3,901,431        3,901,431             3,398,470
                                      ==============  =============  =============   ==============  ====================


            See notes to the condensed interim financial statements.

                                   MEDJET INC.
                          (A Development Stage Company)
                   Condensed Interim Statements of Cash Flows
              For The Nine Months Ended September 30, 2002 and 2001
 And The Period From December 16, 1993 (Date of Inception) to September 30, 2002
                                   (Unaudited)



                                                                         For the Nine Months Ended            Period from
                                                                               September 30,                 December 16,
                                                                        ----------------------------      1993 (Inception) to
                                                                            2002           2001           September 30, 2002
                                                                        --------------  ------------     ----------------------

Cash Flows from Operating Activities                                  $        1,277    $ (362,384)      $         (7,868,591)

Cash Flows from Investing Activities                                         (65,298)      (66,426)                  (986,496)

Cash Flows from Financing Activities                                         (12,676)     (200,000)                 8,991,867
                                                                        --------------   -----------      ---------------------

Net Increase (Decrease) in Cash and Cash Equivalents                         (76,697)     (628,810)                   136,780

                    Cash and Cash Equivalents - Beginning of Period           213,477     1,063,749                         -
                                                                        --------------   -----------      ---------------------

                    Cash and Cash Equivalents - End of Period         $      136,780    $  434,939       $            136,780
                                                                        --------------   -----------      ---------------------



Supplemental Disclosures of Cash Flow Information:

                    Cash paid for:

                       Income taxes                                   $          240    $      240       $              1,780
                                                                        ==============   ===========      =====================
                       Interest expense                               $        7,797    $   18,679       $             97,596
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

                  The Condensed Interim Financial Statements included herein reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the nine-month period ended September 30, 2002 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2002.

NOTE B -          NET INCOME (LOSS) PER SHARE:
                  ---------------------------

                  Basic net income (loss) per share, in accordance with the provisions of Financial Accounting Standards No. 128, "Earnings Per Share," is computed by dividing net income
                  (loss) by the weighted average number of shares of Common Stock outstanding during the period. Diluted net income per share includes additional dilution from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and warrants outstanding and the conversion of preferred stock. Common Stock equivalents for the three and nine months ended September 30, 2002, and for the nine months ended September 30, 2001, and for the period from December 16, 1993 (inception) to September 30, 2002, have not been included in the computation of dilutive loss per share as the effect would be anti-dilutive.

NOTE C -          DEFERRED CONSULTING SERVICES

                  In August 2002, the Company entered into a consulting agreement with an individual. At the signing of the agreement, the consultant was granted options to purchase 100,000 shares of the Company's common stock at an exercise price of $0.61 per share. The options have been valued at $60,600 using the Black-Scholes pricing model. The options vest ratably over 36 months starting in August 2002. However, the options shall become immediately fully vested upon the completion of the proposed merger with VISX, Incorporated. The option value is being amortized over the option vesting period.

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

On August 27, 2002, the Company and VISX, Incorporated ("VISX") amended various agreements in connection with the proposed merger of Orion Acquisition Corporation ("Merger Sub"), a wholly-owned subsidiary of VISX, with and into the Company, pursuant to an Agreement and Plan of Merger and Reorganization dated as of August 17, 2001 (the "Merger Agreement"). The Company, VISX and VISX, a Cayman corporation and wholly-owned subsidiary of VISX ("Affiliate") entered into an amendment and assignment of the one-year research and development agreement originally executed in August 2001 pursuant to which VISX agreed to provide monthly funding to the Company in order to support the Company's research and development work associated with the development of waterjet related technology and products, including a waterjet microkeratome. The amendment extended the term of the research and development agreement by an additional two months, to October 17, 2002, and granted VISX the option to extend the term for a subsequent nine month period, to July 17, 2003 (although VISX was granted the right to terminate the agreement upon 15 days notice during this nine month period for any reason or no reason), in order to allow the Company additional time to pursue the research and development activities set forth in the agreement. Pursuant to the terms of the amended research and development agreement, the Company continued to receive minimum monthly payments of $100,000. The amendment, among other things, also permitted VISX to assign the agreement to any of its subsidiaries without the Company's consent provided that certain conditions, including the guarantee by VISX of the full payment and performance by an assignee of all of its obligations under the agreement, are met. Pursuant to this provision, VISX assigned the research and development agreement to Affiliate effective August 27, 2002.

The Company, VISX and Merger Sub also amended the Merger Agreement to extend the termination date of the Merger Agreement by an additional two months, to October 17, 2002, and to provide for an automatic nine month extension of the termination date of the Merger Agreement, to July 17, 2003, if the term of the research and development agreement was similarly extended. This amendment effectively extended the period of VISX's option to terminate the Merger Agreement for any or no reason. In addition, the amendment reduced the termination fees payable by VISX to the Company under various conditions of termination from $500,000 to $250,000. The amendment, among other things, also permitted VISX to assign the Merger Agreement to any of its subsidiaries without the Company's consent provided that certain conditions, including the guarantee by VISX of the full payment and performance by an assignee of all of its obligations under the Merger Agreement and the transfer of all Company securities held by VISX to the assignee, were met.

Finally, various ancillary agreements were also amended to permit VISX to assign the respective agreements to any of its subsidiaries without the Company's consent provided that the assignee was also the assignee of the Merger Agreement and that VISX guaranteed the payment and obligations under such agreements of each assignee.

On October 16, 2002, Affiliate elected to extend the term of the research and development agreement by the additional nine month period to July 17, 2003 (although Affiliate continued to have the right to terminate the agreement upon 15 days notice during this nine month period for any reason or no reason). As a result of this extension, the Company continued to receive minimum monthly payments of $100,000 from Affiliate while this agreement was in effect. As noted above, the election effectively extended to July 17, 2003 VISX's option to elect to merge Merger Sub with the Company or to terminate the Merger Agreement for any reason or no reason.

On November 8, 2002, VISX elected to terminate the Merger Agreement pursuant to the provision in the agreement which allowed VISX to terminate the agreement for any or no reason prior to July 17, 2003. VISX has indicated to the Company that it intends to pay to the Company the $250,000 termination fee as provided in the Merger Agreement. In addition, Affiliate elected to terminate the research and development agreement. In connection with the termination of these agreements, Timothy R. Maier, VISX's Chief Financial Officer, resigned as a member of the Company's board of directors.

RESULTS OF OPERATIONS

The Company has not yet initiated sales of its products. The Company generated revenues of $430,700 and $2,028,000 during the three and nine-month periods ended September 30, 2002, respectively, and generated $881,000 and $981,500 of revenues for each of the comparable periods in 2001. The revenues generated during the three-month and nine- month periods ended September 30, 2002 resulted from payments from VISX under the research and development agreement described above. The revenues generated during the three months and nine months ended September 30, 2001 resulted almost entirely from a prior research and development agreement with VISX. As a result of the termination of the research and development agreement, the Company currently has no sources of revenues beyond the fourth quarter of fiscal 2002.

Total expenses during the three months ended September 30, 2002 increased by $59,227 (10%) to $664,911 from $605,684 for the comparable period of 2001. Total expenses during the nine months ended September 30, 2002 increased by $1,334,071(119%) to $2,455,130 from $1,121,059 for the comparable period of
2001. These increases were primarily due to an increase in purchases for materials, testing and analysis and other costs associated with continuing development activities. Total expenses for the three months and nine months ended September 30, 2002 included charges of $77,001 and $385,000, respectively, resulting from the amortization of the value of the warrant to purchase 1,320,000 shares of the Company's Common Stock issued to VISX in connection with the execution of the Merger Agreement and the research and development agreement. The total deferred charge of $616,000 in connection with the issuance of this warrant was amortized over the one-year period corresponding to the original one-year term of the research and development agreement.

Other income (expense) for the three months and nine months ended September 30, 2002 included $62,500 and $312,500 of merger option income, respectively, based on the $500,000 payment by VISX to the Company made concurrently with the execution of the Merger Agreement in August 2001. This $500,000 payment was recognized over the original one-year period during which VISX had the option to elect whether or not to proceed with the merger. This payment was made by VISX in consideration for this option.

Net interest expense for the three months ended September 30, 2002 was $(2,294) compared to $(8,967) for the comparable period of 2001. Net interest expense for the nine months ended September 30, 2002 was $(4,028) compared to $(16,151) for the comparable period for 2001. These decreases resulted principally from decreased interest expense relating to the loan provided by the Company's Chief Executive Officer due to lower interest rates and a lower outstanding principal balance on the loan in the three and nine months ended September 30, 2002 compared to the three and nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, the Company's cash and cash equivalents was $136,780 and its working capital was $(106,410).

During March 1999, Eugene I. Gordon, Ph.D., the Company's Chairman and Chief Executive Officer, agreed to make available to the Company an unsecured loan of up to $250,000. Under the terms of this agreement, the Company issued to Dr. Gordon warrants to purchase up to 50,000 shares of the Company's unregistered Common Stock and agreed to pay a market interest rate on amounts borrowed. Through September 30, 2002, amounts advanced under this agreement totaled $160,000. As of September 30, 2002, the amount owed to Dr. Gordon is $160,000 with interest paid monthly. Principal amounts outstanding under this loan are due and payable on January 26, 2009.

In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey net operating loss carryover ("NOLs") and research and development tax credits ("R&D Credits") to corporate taxpayers in New Jersey. Under this program, the New Jersey Department of Taxation certifies annual NOLs and R&D Credits which may be sold to third parties. Generally, corporations operating in New Jersey are subject to a 9% tax on net operating profits. Companies meeting certain criteria and that had NOLs may apply for certificates for 9% of their cumulative state certified NOLs and 3% of their R&D Credits. The total value of the certificates for all companies applying is limited to a fixed amount, as established by statute. As a result, the value of the certificates issued is usually less than the total NOLs and R&D Credit amounts for which applications are submitted, depending on the number of companies applying for such certificates and the amounts claimed. Any remaining amounts of NOLs and R&D Credits exceeding the face value of the certificates issued can be carried over into subsequent years. Whatever certificates are received may be sold for a percentage of their face value, typically between 80% and 86%. The buyers of these certificates are then entitled to use these certificates at 100% of their face value to reduce their own New Jersey state income tax payments. The Company is permitted to apply for such certificates beginning in June with respect to NOLs and R&D Credits relating to prior fiscal years. The New Jersey Department of Taxation generally takes about six months to process these applications and issue the certificates. As a result, the Company generally does not sell its eligible NOLs and R&D Credits relating to a given year until near the end of the following year. To the extent that the NOLs and R&D Credits are sold, they will be unavailable to the Company to offset future New Jersey state income taxes.

In 2002, the Company applied for certificates totaling approximately $92,252 which consists of tax benefits of approximately $82,983 for the year ended December 31, 2001 and $9,269 in tax benefits carried over from the prior year. Assuming the Company receives a certificate for the entire amount for which it applies, and assuming the Company sells such certificate for 86% of its face value, the Company expects to receive net proceeds of approximately $79,336 in late 2002 from the sale of its certificates.

As a result of the termination of the Merger Agreement, VISX has indicated to the Company that it intends to pay to the Company the $250,000 termination fee as provided in the Merger Agreement. In addition, the Company is currently seeking payment from Affiliate of at least $120,000 for amounts owed to the Company pursuant to the research and development agreement.

As shown in the accompanying financial statements, the Company incurred net losses of $174,005 and $155,910 during the three and nine month periods ended September 30, 2002, respectively. As of September 30, 2002, the Company's cash was $136,780. As of September 30, 2002, the Company's current liabilities exceeded its current assets by $106,410. As a result of these factors, as well as the absence of a firm commitment for additional financing, the Company can no longer be characterized as a going concern. Management of the Company is developing a plan to reduce its costs and is evaluating financial and strategic alternatives in light of the termination of the Merger Agreement by VISX. The Company's current strategy to seek another strategic partner, purchaser or licensee of its technology for vision correction surgery is based on its belief that its technology to support vision correction surgery is superior to the current blade-based, microkeratome techniques. The ability of the Company to continue depends upon the successful implementation of this strategy or the Company obtaining other sources of financing.

The Company anticipates that the termination fee to be received from VISX, any additional amounts received from Affiliate pursuant to the research and development agreement, the Company's cash on hand, and, to a lesser extent, the sale of its NOLs and R&D Credits, will be sufficient to fund the Company's working capital and planned capital expenditure requirements through February 2003. However, the Company will require additional financing in order to maintain its current operations beyond that date. The Company has no current arrangements with respect to any additional financing and, pursuant to the terms of the Merger Agreement with VISX, was precluded from seeking such additional financing while that agreement was effective. Consequently, there can be no assurance that any additional financing will be available to the Company on commercially reasonable terms or at all. In addition, the Company intends to seek another strategic partner, purchaser or licensee of its technology to support vision correction surgery. The Company intends to use the proceeds from any such arrangement to develop products for dentistry and skin treatment based on its patented waterjet approach. However, there can be no assurance that the Company will be able to locate such a strategic partner, purchaser or licensee or to enter into a definitive agreement with such a strategic partner, purchaser or licensee on commercially reasonable terms or at all. Furthermore, there can be no assurance that the proceeds obtained by the Company as a result of any such agreement would be sufficient to fund the Company's future development efforts or that such efforts to develop products for dentistry and skin treatment will be successful. The failure to obtain additional financing or to enter into a definitive agreement with respect to its vision correction surgery technology would have a material adverse effect on the Company, including causing a substantial reduction in or termination of the Company's operations.

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

Revenue Recognition

The Company's revenues for the nine months ended September 30, 2002 resulted from payments from VISX pursuant to the research and development agreement that the Company and VISX executed in August 2001 and extended in August 2002 and October 2002. Pursuant to this agreement, VISX provided monthly funding to the Company in order to finance costs to support research, development and experimental work incurred to develop the Company's microjet related technology and products. The monthly payments advanced by VISX were generally advanced at the beginning of each month against a budget of costs expected to be incurred during that month. If the advanced funds exceeded the amounts expensed at the end of the month, the excess funding was recorded as deferred revenue until the costs were incurred.

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

No sales revenues are expected until, and only if, the Company begins commercial marketing of the Company's microkeratome or other products or the Company sells or licenses its technology to a third party. Commercial marketing of the Company's products in the U.S. will be contingent upon obtaining FDA permission or approval and possibly the approval of other governmental agencies.
Regulatory clearance procedures are often extremely time consuming, expensive and uncertain. Accordingly, there can be no assurance that the Company will be successful in obtaining marketing clearance of its devices or that, if such devices are cleared, it will be able to generate sufficient revenues to operate on a profitable basis.

The Company's business remains subject to all of the risks inherent in the establishment of a new business enterprise. The likelihood of success of the Company must be considered in light of the problems, expenses, complications and delays frequently encountered in connection with the formation of a new business, the development of new products, the competitive and regulatory environment in which the Company is operating and the possibility that its activities will not result in the development of any commercially viable products. There can be no assurance that the Company's activities will ultimately result in the development of commercially saleable or useful products.

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

The Company may undertake the assembly, test and marketing of its microjet products on a limited scale. However, it may need to pursue other possible arrangements for larger-scale manufacturing, marketing and distribution. To the extent that the Company fails to enter into such arrangements, the Company would be subject to the risks and uncertainties described under "Additional Factors That May Affect Future Results - No Manufacturing Experience; Dependence on Third Parties," in the Company's Annual Report on Form 10-KSB/A2, which information is incorporated herein by reference.

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

Item 3.           CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Vice President - Finance and Human Resources, the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days of the filing date of this report, and, based on their evaluation, the Company's Chief Executive Officer and Vice President - Finance and Human Resources have concluded that these controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are the Company's controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Vice President - Finance and Human Resources, as appropriate to allow timely decisions regarding required disclosure.

                           PART II - OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

In April 1998, the New Jersey Institute of Technology ("NJIT") commenced a lawsuit in the United States District Court for the District of New Jersey ("U.S. District Court") against the Company, Eugene I. Gordon, Ph.D. (the Company's Chairman and Chief Executive Officer), a former employee of the Company, certain patent law firms and an individual patent attorney. The suit alleged that the defendants, with deceptive intent, failed to name an NJIT professor and/or NJIT research associate as a co-inventor on the Company's basic patent, Corneal template and surgical procedure for refractive vision correction, Patent No. 5,556,406, for refractive surgery using a waterjet and breached fiduciary duties and contractual obligations owed to NJIT.

In October 1998, the lawsuit brought in U.S. District Court by NJIT was dismissed on jurisdictional grounds. Without appealing the first dismissal, in April 1999, NJIT commenced a second action in U.S. District Court. NJIT again alleged that the defendants failed to name a NJIT professor and/or a NJIT research associate as co-inventors of the Company's patent and breached fiduciary duties and contractual obligations owed to NJIT. As in the first federal court action, NJIT sought monetary damages, an order directing that this patent, related foreign patents and patent applications be assigned and transferred to NJIT, a declaratory judgment that all of the claims of the Company's patent are invalid and unenforceable against NJIT and an order amending the named inventors of the Company's patent to include the NJIT professor and/or the NJIT research associate. In June 2000, the U.S. District Court granted the defendants' motion to dismiss the lawsuit on the ground that the 1999 lawsuit is barred by res judicata as a result of the 1998 lawsuit brought in the same court by NJIT. In July 2000, NJIT appealed this decision to the Federal Circuit Court of Appeals. On October 1, 2002, the Federal Circuit Court of Appeals ruled that res judicata did not apply to the 1999 lawsuit, and therefore reversed the decision of the U.S. District Court and remanded the lawsuit back to the U.S. District Court for proceedings on the merits.

The Company believes that NJIT's claim is without merit and that the Company will prevail in the litigation. If, however, the Company is not successful in its defense of the lawsuit, NJIT's employees will be declared to be co-inventors and NJIT will have the right to use or non-exclusively license the patent. If such event occurs, the Company's right to use the patent will remain. Furthermore, in view of the Company's other related intellectual property that would not be available for use by NJIT, the Company believes that the impact on the Company resulting from a finding on the merits in favor of NJIT would not be material.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                  10.1 Amendment of Research, Development and Experimental Cost Sharing Agreement, dated as of August 16, 2002, by and between the Company and VISX, Incorporated.

                  10.2 Amendment Number Two of Research, Development and Experimental Cost Sharing Agreement, dated as of August 23, 2002, by and between the Company and VISX, Incorporated.

                  10.3 Amendment Number Three and Assignment of Research, Development and Experimental Cost Sharing Agreement, dated as of August 27, 2002, by and among the Company, VISX, Incorporated and VISX.

                  10.4 Amendment No. 2 to Employment Agreement between the Company and Eugene I. Gordon, dated as of August 26, 2002.

                  99.1 Certification Pursuant to 18. U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2 Certification Pursuant to 18. U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  (b)      Reports on Form 8-K

                           On September 6, 2002, the Company filed a Current Report on Form 8-K dated August 27, 2002 reporting in
                           Item 5 thereof the amendment of various agreements in connection with the proposed merger involving the Company, VISX, Incorporated and Orion Acquisition Corporation.

                                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   November 14, 2002                            MEDJET INC.


                                                   /s/ Eugene I. Gordon, Ph.D.
                                                   ---------------------------
                                                   Eugene I. Gordon, Ph.D.
                                                   Chairman of the Board and
                                                   Chief Executive Officer


                                                   /s/ Cheryl A. Blake
                                                   ---------------------------
                                                   Cheryl A. Blake
                                                   Vice President - Finance and
                                                    Human Resources
                                                    (Principal financial and
                                                     accounting officer)

         I, Eugene I. Gordon, Ph.D., certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Medjet Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there was significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

                                                By: /s/ Eugene I. Gordon, Ph.D.
                                                    ----------------------------
                                                    Eugene I. Gordon, Ph.D.
                                                    Chief Executive Officer


         I, Cheryl A. Blake, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Medjet Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there was significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

                                                    By: /s/ Cheryl A. Blake
                                                        -----------------------
                                                        Cheryl A. Blake
                                                        Vice President - Finance
                                                         and Human Resources