Form 10KSB
period 2002-12-31
MEDJET INC
filed 2003-03-31
CIK 932265

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------

                                   FORM 10-KSB

(MARK ONE)
                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002

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


     Issuer's revenues for the fiscal year ended December 31, 2002 were $2,651,803.


     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer as of March 14, 2003 was approximately $157,895.


     As of March 29, 2003, 3,901,431 shares of the Issuer's common stock, par value $0.001 per share, were outstanding.


     Transitional Small Business Disclosure Format (check one): Yes___ No X .

                                TABLE OF CONTENTS
                                                                            PAGE


                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS...............................................1

         Overview..............................................................1

         Applications of Company Technology....................................4

         Research and Development..............................................5

         Patents  .............................................................5

         Regulation............................................................5

         Competition...........................................................6

         Employees.............................................................7

ITEM 2.  DESCRIPTION OF PROPERTY...............................................7

ITEM 3.  LEGAL PROCEEDINGS.....................................................7

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................9

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED  STOCKHOLDER MATTERS.............9

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............9

ITEM 7.  FINANCIAL STATEMENTS.................................................18

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE.................................................38

                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................38

ITEM 10. EXECUTIVE COMPENSATION...............................................39

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         AND RELATED STOCKHOLDER MATTERS......................................42

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................43

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K...............................43

ITEM 14. CONTROLS AND PROCEDURES..............................................45

SIGNATURE ....................................................................47

INDEX OF EXHIBITS............................................................ 50

This report contains forward-looking statements within the meaning of the federal securities laws. These include statements about the Company's expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as "believes," "anticipates," "expects," "intends," "plans," "will," "estimates," and similar words. These forward-looking statements are based on the Company's current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under Item 1, "Description of Business" and Item 6, "Management's Discussion and Analysis or Plan of Operation." The Company's actual results may differ materially from results anticipated in these forward-looking statements. These forward-looking statements are based on information currently available to the Company, and the Company assumes no obligation to update them, except as otherwise required by law.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

OVERVIEW

Medjet Inc. (the "Company") is engaged in research and development of medical technology utilizing small-diameter, liquid microjets moving at various speeds above supersonic, depending on the specific application. Through 2002, the Company's research and development efforts focused on ophthalmic surgical technology and equipment, particularly microkeratomes, which are medical devices used to produce thin layers of tissue in the cornea. The Company has developed a proprietary patented technology platform and derivative devices for vision-correction surgery of the cornea using microjets. For cutting, the microjet beam is scanned across the tissue to be cut. In each application, the beam substitutes for lasers or conventional metal, sapphire or diamond oscillating blades.

The Company has been in the development stage and has not sold any products. To date, the Company's research and development activities on vision correction have been limited to constructing and testing experimental versions of waterjet microkeratomes for eye surgery and conducting a limited number of feasibility studies using enucleated porcine, rabbit and human cadaver eyes and live rabbit eyes to prove that the beam of water can smoothly incise and shape the anterior surface of the cornea and that the cornea will heal properly after the surgery.

In July 1998, the Company entered into an agreement with Nestle S.A. ("Nestle") pursuant to which the Company granted Nestle and its wholly owned subsidiary, Alcon Laboratories, Inc. ("Alcon"), an exclusive, worldwide license for the use of the Company's proprietary microjet technology for corneal refractive surgery. The agreement was terminable on three months' notice and, in December 1999, the Company received notice of Alcon's termination of the agreement. Alcon offered, and the Company knew of, no reason for the termination. In July 2000, the Company and Alcon settled differences relating to the termination conditions and Alcon paid the Company $350,000 and forgave a loan to the Company of $175,000.

The Company assessed its plans for ophthalmologic applications for its microjet technology in light of the termination of the Nestle license agreement. The status of the economy, the NJIT lawsuit, and the evolution of the vision correction market altered the Company's view of the best means to exploit its technology. The Company consequently entered into a research and development agreement with VISX, Inc., ("VISX") the foremost provider in the U.S. of equipment for the vision correction procedure known as the Laser Ablation System for In-situ Keratomileusis ("LASIK"). Together the two companies began to develop a microjet microkeratome for separating a thin, uniform thickness, circular layer of tissue from the front surface of the cornea, the so-called hinged flap, required in the LASIK procedure. VISX was specifically not interested in the capability of the microjet microkeratome to reshape the cornea, providing a vision correction capability without the need for a laser system.

On August 17, 2001, the Company, VISX and Orion Acquisition Corp. ("Merger Sub"), a wholly-owned subsidiary of VISX, entered into an Agreement and Plan of Merger and Reorganization, which provided, among other things, for the potential merger of Merger Sub with and into the Company, at VISX's option. Under the terms of the merger agreement, if VISX chose to go forward with the merger and subject to other customary conditions to closing, each outstanding share of common stock of the Company would be canceled and extinguished and would be converted automatically into the right to receive $2.00 in cash at the effective time of the merger. Upon consummation of the merger, the Company would become a wholly-owned subsidiary of VISX.

VISX had the option to terminate the merger agreement at any time during the one-year period following the date of its execution for any or no reason. In consideration for this one-year option to elect whether or not to proceed with the merger, VISX paid the Company $500,000 concurrently with the execution of the merger agreement.

In connection with the execution of the merger agreement with VISX, the Company and VISX also entered into a separate one-year research and development agreement in August 2001 pursuant to which VISX agreed to provide monthly funding to the Company in order to support research and development work associated with development of waterjet related technology and products, including a waterjet microkeratome. This agreement provided for minimum payments of $150,000 per month for the first six months and $100,000 for the second six months.

VISX agreed that it would provide the Company with funding pursuant to the research and development agreement regardless of whether the merger was completed. In return, the Company agreed to a grant to VISX of warrants to purchase 1,320,000 shares of the Company's common stock at an exercise price of $0.75 per share. These warrants were issued to VISX to provide it with an opportunity to make an additional equity investment in the Company if the proposed merger did not occur after VISX had provided significant research and development funding to the Company.

The closing of the merger was contingent upon, among other things, the receipt of any necessary third party consents and other customary closing conditions. Notwithstanding the foregoing, VISX could elect not to consummate the merger even if all of the other conditions set forth in the merger agreement were satisfied by the Company. The merger agreement also provided for termination fees of $500,000 payable by one party to the other under various conditions of termination.

On August 27, 2002, the Company and VISX amended various agreements in connection with the proposed merger of Merger Sub with and into the Company, pursuant to the merger agreement. The Company, VISX and VISX, a Cayman corporation and wholly-owned subsidiary of VISX ("Affiliate") entered into an amendment and assignment of the one-year research and development agreement originally executed in August 2001. The amendment extended the term of the research and development agreement by an additional two months, to October 17, 2002, and granted VISX the option to extend the term for a subsequent nine month period, to July 17, 2003 (although VISX was granted the right to terminate the agreement upon 15 days' notice during this nine month period for any reason or no reason), in order to allow the Company additional time to pursue the research and development activities set forth in the agreement. Pursuant to the terms of the amended research and development agreement, the Company continued to receive minimum monthly payments of $100,000. The amendment, among other things, also permitted VISX to assign the agreement to any of its subsidiaries without the Company's consent provided that certain conditions, including the guarantee by VISX of the full payment and performance by an assignee of all of its obligations under the agreement, are met. Pursuant to this provision, VISX assigned the research and development agreement to Affiliate effective August 27, 2002.

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

On October 16, 2002, Affiliate elected to extend the term of the research and development agreement by the additional nine-month period to July 17, 2003 (although Affiliate continued to have the right to terminate the agreement upon 15 days' notice during this nine month period for any reason or no reason). As a result of this extension, the Company continued to receive monthly payments of at least $100,000 from Affiliate while this agreement was in effect. As noted above, the election effectively extended to July 17, 2003 VISX's option to elect to merge Merger Sub with the Company or to terminate the merger agreement for any reason or no reason.

On November 8, 2002, VISX elected to terminate the merger agreement pursuant to the provision in the agreement which allowed VISX to terminate the agreement for any or no reason prior to July 17, 2003. On November 11, 2002, VISX paid the Company the $250,000 termination fee as provided in the merger agreement. In addition, Affiliate elected to terminate the research and development agreement. In connection with the termination of these agreements, Timothy R. Maier, VISX's Chief Financial Officer, resigned as a member of the Company's board of directors.

After the termination of the merger agreement with VISX, the Company initially sought another strategic partner, purchaser or licensee of its microjet microkeratome. However, during 2002 the number of LASIK procedures fell well below the anticipated rates and the prospects for 2003 and the years beyond are not encouraging. The price of LASIK procedures has also seen serious degradation. The Company believes that other companies with which it might pursue a strategic relationship involving its microkeratome share a similar view of the market. As a result, the Company has discontinued its microkeratome development efforts.

As shown in the accompanying financial statements, 100% of the Company's revenue was derived from one customer (VISX). As of December 31, 2002, the Company's cash was $409,689. As a result of these factors, as well as the absence of a firm commitment for additional financing, the Company can no longer be characterized as a going concern. Management of the Company has implemented a plan to reduce its costs and is evaluating financial and strategic alternatives in light of the termination of the merger agreement by VISX. The ability of the Company to continue depends upon the Company obtaining additional financing.

The Company anticipates that the termination fee received from VISX and the Company's cash on hand, will be sufficient to fund the Company's working capital and planned capital expenditure requirements through July 2003. However, the Company will require additional financing in order to maintain its current operations beyond that date. The Company has no current arrangements with respect to any additional financing and, pursuant to the terms of the merger agreement with VISX, was precluded from seeking such additional financing while that agreement was effective. Consequently, there can be no assurance that any additional financing will be available to the Company on commercially reasonable terms or at all. The Company intends to use the proceeds from any additional financing to develop products for dentistry and skin treatment based on its patented waterjet approach. However, there can be no assurance that the proceeds obtained by the Company as a result of any such financing would be sufficient to fund the Company's future development efforts or that such efforts to develop products for dentistry and skin treatment will be successful. The failure to obtain additional financing would have a material adverse effect on the Company, including causing a substantial reduction in or termination of the Company's operations.

The Company was incorporated under the laws of the State of Delaware on December 16, 1993. Its offices are located at 1090 King Georges Post Road, Suite 301, Edison, New Jersey 08837; and its telephone number is (732) 738-3990.

APPLICATIONS OF COMPANY TECHNOLOGY

The Company believes that microjets will bring new surgical capability and performance to the clinic or operating room and may become the standard of care for the treatment of several diseases and conditions. Through 2002, the Company focused on applications in ophthalmology, but the Company believes that its proprietary microjet technology has additional surgical applications, including dentistry, skin treatment and in the treatment of pain. The Company intends to develop additional product applications provided adequate funds become available.

Ophthalmology

The Company's ophthalmic devices relate to surgery of the cornea to achieve correction of vision error. The cornea is the clear window that provides most of the focusing power of the vision system of the eye. Vision error occurs when the refractive power of the unaccomodated eye differs from what is needed to provide a sharply focused image on the retina for an object at 20 feet. Vision errors are currently treated primarily by eyeglasses, contact lenses or surgery, all of which compensate for the existing vision error. The shape of the cornea may be modified to produce a change in the refractive power of the eye. This is the basis for the well-known laser-based vision correction procedure known as LASIK.

As discussed above, the Company has discontinued its microkeratome development efforts.

Dentistry

Based on the Company's product-development criteria, the next area identified for development is treatment of dental caries. Development of such treatment began in February 2003. The dental caries is a progressive, infected and decayed portion of a tooth. A break in the enamel allows the dentin making up the hard portion of the tooth to be infected. Unchecked, the decayed region enlarges, potentially leading to nerve involvement, pain, temperature sensitivity, and ultimately loss of the structural integrity of the tooth. The standard treatment for dental caries is to remove the decayed, infected portion within the dentin and to fill the resulting cavity. The removal process involves drilling out the affected area of the tooth until only sound dentin remains. More recently, dental lasers have come into use for removing the caries. Not all regions of the tooth are readily accessed by the drill or laser.

Based on its limited experiments to date with a prototype device, the Company has observed that by directing a coherent microjet of the appropriate operating parameters into the tooth, small entry holes can be drilled through the enamel and dentin (calcareous material similar to but harder and denser than bone that composes the principal mass of a tooth) to gain access to the cavity surrounding the soft caries, which can be removed by the microjet without damage to the surrounding sound dentin. The Company has observed that the microjet penetrates the caries and washes it out. The filling material that can be used as an alternate to the conventional amalgam is longer lasting and esthetically pleasing. Although it has not yet been confirmed on live patients, the Company believes that the treatment, if perfected, may require no anesthesia in many circumstances and that the associated time and cost saving and the perceived advantages of the microjet technique over traditional treatments are potentially significant. Possible advantages include reduced vibration and noise. An important feature is that the volume of dentin removed is greatly reduced compared to drilling, limiting the potential for nerve involvement and preserving as much as possible the integrity of the tooth. Hence, the capability may be called "microdentistry."

Although a preliminary associated handpiece and pump have been developed and constructed, the Company has not yet constructed a complete working prototype of a microjet dental device. Based on its own internal market study, the Company believes that a significant market potentially exists for this procedure and product.

The Company will pursue the other uses of the microjet, such as its use for skin treatment and treatment of pain, when funding is available.

RESEARCH AND DEVELOPMENT

Through December 31, 2002, the Company has spent approximately $11,380,000, including $1,180,000 in 2002 and $895,000 in 2001, in its efforts to make products based on microjet technology commercially available. Such expenditures include research and development costs and expenses related to the HydroBrush(TM) Keratome and the HydroBlade(TM) Keratome. Research and development activities have consisted of establishing the microjet technology platform, and developing, designing and constructing experimental versions of the Company's keratomes. Since July 1994, the Company has conducted feasibility studies on over 4,000 porcine and rabbit corneas, many dozens of human cadaver eyes and dozens of live rabbits. The purpose of the feasibility studies was to determine if the microjet beam could smoothly incise and shape the anterior surface of the cornea, without erosion and roughening when only cutting is required, and to determine if the incised eye would heal.

PATENTS

The Company has sought to protect its proprietary interest in its microjet devices by applying for patents in the United States and corresponding patents abroad. As of December 31, 2002, the Company had eight issued and 21 U.S. and international patents pending. The Company's U.S. patents expire between 2014 and 2020.

The Company believes that the availability of botulinum toxin and the Company's proprietary and patented means of delivery offers it future revenue opportunities in the treatment of pain.

REGULATION

The Company will not be involved in premarket approval for botulinum toxin in the treatment of pain and other subdermal applications. Any of the Company's proposed microjet devices used in dentistry will need market clearance through a 501(k) notification, which is far less demanding.

FDA Regulation

The components of the Company's microjet devices are medical devices. Accordingly, the Company is subject to the relevant provisions and regulations of the Federal Food, Drug and Cosmetic Act (the "FD&C Act"), under which the FDA regulates the manufacturing, labeling, distribution, and promotion of medical devices in the United States. The FD&C Act provides that, unless exempted by regulation, medical devices may not be commercially distributed in the United States unless they have been approved or cleared by the FDA for marketing. There are two review procedures by which medical devices can receive such approval or clearance. Some products may qualify for clearance under a 510(k) notification. Pursuant to that procedure, the manufacturer submits to the FDA a pre-market notification that it intends to begin marketing its product. The notification must demonstrate that the product is substantially equivalent to another legally marketed product (i.e., that it has the same intended use and that it is as safe and effective as, and does not raise different questions of safety and effectiveness than does, a legally marketed device).

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

COMPETITION

         No other companies to the Company's knowledge are contemplating dental use of the waterjet for treatment of caries or in periodontal work. No other companies are contemplating development of equipment suitable for efficient, cost effective and safe subdermal delivery of botulinum toxin. However, there are other companies that develop devices for procedures similar to those for which we are proposing to develop devices. Many of these companies have substantially greater financial, technical and human resources than the Company and may be better equipped to develop, manufacture and market their technologies. In addition, many of these companies have extensive experience in preclinical testing and human clinical studies. Certain of these companies may develop and introduce products or processes competitive with or superior to those of the Company. Furthermore, with respect to any products the Company may, in the future, be permitted to commercially sell, it will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which the Company has no experience. It is possible that other companies will bring products to market prior to such time, if ever, that the Company is able to economically market commercial quantities of products.

EMPLOYEES

As of December 31, 2002, the Company had five full-time employees, the majority of whom were engaged in research and development activities. None of the Company's employees is represented by a union. The Company believes that its relations with its employees are satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases approximately 4,982 square feet of research and development and office space in Edison, New Jersey pursuant to a lease, which expires December 31, 2004. The total base rent under this lease is $78,197 per year.

The Company believes the space currently available to it will be sufficient to meet the Company's requirements for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

NEW JERSEY INSTITUTE OF TECHNOLOGY

On April 21, 1998, the Company was served with a complaint by the New Jersey Institute of Technology ("NJIT") commencing a lawsuit in the United States District Court for the District of New Jersey ("U.S. District Court"). Each of the Company, Eugene I. Gordon, Ph.D. (the Company's Chairman and Chief Executive Officer), a former employee of the Company, certain patent law firms and an individual patent attorney were named as defendants. The complaint alleged that the defendants, with deceptive intent, failed to name a NJIT professor and/or NJIT research associate as a co-inventor on the Company's U.S. Patent No. 5,556,406 on the "Lamellar Surgical Device and Procedure" (the "Lamellar Patent") and breached fiduciary duties and contractual obligations owed to NJIT. The complaint sought unspecified monetary damages from the Company and an order directing that the Company's Lamellar Patent (and corresponding foreign patents and patent applications) be assigned and transferred to NJIT. It further sought an order that NJIT has not infringed any claims of the Lamellar Patent and a declaratory judgment that all of the Company's claims under the Lamellar Patent are invalid and unenforceable against NJIT.

NJIT's patent application relating to a refractive corrective procedure based on the use of an isotonic waterjet had previously been denied by the Patent and Trademark Office as inoperable. NJIT also learned that a similar invention had been made and disclosed publicly prior to the NJIT invention. NJIT did not contest the ruling and did not pursue a U.S. patent until October 1996. That patent has been allowed. The three inventors of the subject of such patent application, one of which was Dr. Gordon, had assigned such patent application to NJIT as part of a dispute settlement in which NJIT agreed to grant an exclusive license to the Company of the patent rights under such patent application. That license was terminated by the Company because the Company believed that the device did not operate as claimed and could be harmful to the patient. NJIT then claimed, without being specific, that the Company's Lamellar Patent emanated from the earlier invention. Prior to being served with the complaint by NJIT, the Company and Dr. Gordon had filed a complaint, on March 27, 1998, against NJIT in the Superior Court of the State of New Jersey, Middlesex County, seeking a declaratory judgment that NJIT had no ownership or other interest in the patent rights to the Company's Lamellar Patent and seeking unspecified monetary damages.

NJIT removed the Company's lawsuit to the U.S. District Court, seeking to have it consolidated with its lawsuit. The Company moved to have its suit remanded to state court and to have the NJIT lawsuit dismissed on the basis that the federal court lacked jurisdiction over either action and that NJIT had not been harmed by the Company's Lamellar Patent and therefore could not challenge its validity.

In October 1998, the lawsuit brought in U.S. District Court by NJIT was dismissed on jurisdictional grounds. Without appealing the first dismissal, in April 1999, NJIT commenced a second action in U.S. District Court. NJIT again alleged that the defendants failed to name a NJIT professor and/or a NJIT research associate as co-inventors of the Company's Lamellar Patent and breached fiduciary duties and contractual obligations owed to NJIT. As in the first federal court action, NJIT sought monetary damages, an order directing that this patent, related foreign patents and patent applications be assigned and transferred to NJIT, a declaratory judgment that all of the claims of the Company's Lamellar Patent are invalid and unenforceable against NJIT and an order amending the named inventors of the Company's Lamellar Patent to include the NJIT professor and/or the NJIT research associate. In June 2000, the motion filed by the Company to dismiss the action against the Company, Dr. Gordon and the former employee of the Company, was granted by the U.S. District Court. In July 2000, NJIT appealed this decision to the Federal Circuit Court of Appeals. On October 1, 2002, the Federal Circuit Court of Appeals ruled that res judicata did not apply to the 1999 lawsuit, and therefore reversed the decision of the U.S. District Court and remanded the lawsuit back to the U.S. District Court for proceedings on the merits. NJIT expressed interest in avoiding the cost of a trial and requested mediation. The Company agreed and a mediator was identified. A mediation meeting is scheduled for April 1, 2003. Given the reduced interest in moving forward with the microkeratome product and due to claim deficiencies in the patent at issue, resolution of the entire issue is not particularly important to the Company and the Company believes the potential for reaching an agreement is high.

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

With respect to the Company's related lawsuit against NJIT, on May 22, 2000, the Superior Court of New Jersey granted the Company's Motion for Summary Judgment, dismissing NJIT's claims to ownership of this patent. On June 30, 2000, NJIT filed a Motion for Reconsideration of the court's ruling. The Motion for Reconsideration in the State court was dismissed. The Company subsequently filed a second Motion for Summary Judgment to dismiss additional claims that the Company, Dr. Gordon and the third party defendants, among other things, breached fiduciary duties. This motion was based on the ruling by the judge overturning NJIT's claims of ownership. That motion was heard by a new judge who decided to await the outcome of NJIT's appeal of the U.S. District Court's dismissal of their lawsuit. The Company has determined that the expense involved in pursuit of this issue in N.J. Superior Court is greater than the value of its decision. The Company will await the resolution provided by the mediation in the U.S. District Court.

The Company has decided that the continuing expenditure of time and resources in defense of this lawsuit is not justified by the subliminal value to the Company of the patent. It has proposed to grant co-ownership of the patent and the related international patents to NJIT in return for NJIT paying its fair share of the associated costs of the applications and maintenance. Failing that, the Company will request a default judgment for the remaining disputes.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

The following table sets forth the range of high and low bid quotations per share of the common stock (symbol MDJT.OB) for the periods indicated as reported by the OTC Bulletin Board. These quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                Range of High and Low Bid Prices
                                                --------------------------------
                                                    2002                2001
                                                    ----                ----

               First Quarter                     $1.37- $.51         $1.00- $.44
               Second Quarter                    $1.04- $.85         $1.00- $.20
               Third Quarter                      $.88- $.51         $1.07- $.51
               Fourth Quarter                     $.60- $.02          $.64- $.51

As of December 31, 2002, there were approximately 55 holders of record of the common stock.

The Company has never paid a cash dividend on its common stock and does not presently anticipate doing so in the foreseeable future, but expects to retain earnings, if any, to finance operations.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

The Company is engaged in research and development of medical technology utilizing small-diameter, liquid microjets moving at various speeds above supersonic, depending on the specific application. The Company expects, during 2003, to continue its research and development activities focusing principally on microjet uses in the dental caries and periodontal markets. This is based on the ability of the waterjet to drill small diameter cylindrical holes through enamel dentin and bone and to remove caries. The Company has developed proprietary technology for producing the appropriate waterjet delivery system. The Company is a development-stage company.

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

THE PAST YEAR. Due to the Company's limited working capital, the latter part of the year 2002 was difficult. The Company has sought to minimize operating costs. The overriding constraint has been cash flow.

RESULTS OF OPERATIONS

The Company has not yet initiated sales of its products. For the year ended December 31, 2002, the Company generated total revenues of $2,651,803, primarily resulting from payments from VISX pursuant to research and development agreements. For the year ended December 31, 2001, the Company generated total revenues of $1,032,500, primarily resulting from payments VISX made pursuant to research and development agreements. As a result of the termination of the research and development agreement with VISX, the Company currently has no sources of revenues beyond the fourth quarter of fiscal 2002.

Total expenses for 2002 increased by $903,512, or 48%, to $2,796,534 from $1,893,022 in 2001. This increase was primarily due to an increase in purchases for materials, testing and analysis and other costs associated with continuing development activities and patent abandonment costs of $19,582 in 2002 resulting from the abandonment of two foreign issued patents, three U.S. pending patents and four foreign pending patents by the Company. Total expenses for 2002 also included a $385,000 charge resulting from the amortization of the value of the warrant to purchase 1,320,000 shares of the Company's common stock issued to VISX in connection with the execution of the merger agreement and a separate research and development agreement. The total deferred charge of $616,000 in connection with the issuance of this warrant was amortized over the one-year period corresponding to the original one-year term of the research and development agreement.

Other income (expense) for the year ended December 31, 2002 included $312,500 of merger option income based on the initial $500,000 payment by VISX to the Company made concurrently with the execution of the merger agreement in August 2001. This $500,000 payment was recognized over the original one-year period during which VISX had the option to elect whether or not to proceed with the merger. This payment was made by VISX in consideration for this option. VISX also paid the Company $250,000 when it elected to terminate the merger agreement.

Net interest expense for 2002 was $5,666 compared to net interest expense of $19,128 for 2001. This decrease resulted principally from increased interest earned on the payments provided by VISX.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2002, the Company's cash and cash equivalents was $409,689 and its working capital was $238,642.

During March 1999, Eugene I. Gordon, Ph.D., the Company's Chairman and Chief Executive Officer, agreed to make available to the Company a loan of up to $250,000. Under the terms of this agreement, the Company issued to Dr. Gordon warrants to purchase up to 50,000 shares of the Company's common stock and agreed to pay a market interest rate on amounts borrowed. Through December 31, 2002, amounts advanced under this agreement totaled $160,000. At December 31, 2002, the amount owed to Dr. Gordon was $160,000, with interest paid monthly. Principal amounts outstanding under this loan are due and payable on January 26, 2009.

In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey net operating loss carryover ("NOLs") and research and development tax credits ("R&D Credits") to corporate taxpayers in New Jersey. Under this program, the New Jersey Department of Taxation certifies annual NOLs and R&D Credits which may be sold to third parties. Generally, corporations operating in New Jersey are subject to a 9% tax on net operating profits. Companies meeting certain criteria and that had NOLs may apply for certificates for 9% of their cumulative state certified NOLs and 3% of their R&D Credits. The total value of the certificates for all companies applying is limited to a fixed amount, as established by statute. As a result, the value of the certificates issued is usually less than the total NOLs and R&D Credit amounts for which applications are submitted, depending on the number of companies applying for such certificates and the amounts claimed. Any remaining amounts of NOLs and R&D Credits exceeding the face value of the certificates issued can be carried over into subsequent years. Whatever certificates are received may be sold for a percentage of their face value, typically between 80% and 86%. The buyers of these certificates are then entitled to use these certificates at 100% of their face value to reduce their own New Jersey state income tax payments. Companies are permitted to apply for such certificates beginning in June with respect to NOLs and R&D Credits relating to prior fiscal years. The New Jersey Department of Taxation generally takes about six months to process these applications and issue the certificates. As a result, the Company generally does not sell its eligible NOLs and R&D Credits relating to a given year until near the end of the following year. To the extent that the NOLs and R&D Credits are sold, they will be unavailable to the Company to offset future New Jersey state income taxes. As of December 31, 2002, the Company sold all of its available NOLs and R&D Credits.

For the years ended December 31, 2002 and 2001, the Company received net proceeds of $210,928 and $79,337 respectively, from the sale of its tax certificates relating to tax benefits from prior years. The company will not be eligible to receive any certificates in 2003.

As shown in the accompanying financial statements, 100% of the Company's revenue was derived from one customer (VISX). As of December 31, 2002, the Company's cash was $409,689. As a result of these factors, as well as the absence of a firm commitment for additional financing, the Company can no longer be characterized as a going concern. Management of the Company has implemented a plan to reduce its costs and is evaluating financial and strategic alternatives in light of the termination of the merger agreement by VISX. The ability of the Company to continue depends upon the Company obtaining additional financing.

The Company anticipates that the termination fee received from VISX and the Company's cash on hand will be sufficient to fund the Company's working capital and planned capital expenditure requirements through July 2003. However, the Company will require additional financing in order to maintain its current operations beyond that date. The Company has no current arrangements with respect to any additional financing and, pursuant to the terms of the merger agreement with VISX, was precluded from seeking such additional financing while that agreement was effective. Consequently, there can be no assurance that any additional financing will be available to the Company on commercially reasonable terms or at all. The Company intends to use the proceeds from any additional financing to develop products for dentistry and skin treatment based on its patented waterjet approach. However, there can be no assurance that the proceeds obtained by the Company as a result of any such financing would be sufficient to fund the Company's future development efforts or that such efforts to develop products for dentistry and skin treatment will be successful. The failure to obtain additional financing would have a material adverse effect on the Company, including causing a substantial reduction in or termination of the Company's operations.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

General

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to intangible assets, income taxes, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

At December 31, 2002, unamortized patent costs amounted to $286,280 and are included in the balance sheet under the caption Patents and Trademarks (trademark costs are $1,540). Patent abandonment costs included in operating expense were $19,582 in 2002 and $46,683 in 2001.

Revenue Recognition

The Company's revenues for 2002 were derived primarily from payments from VISX pursuant to research and development agreements, particularly the research and development agreement that the Company and VISX executed in August 2001 and extended in August 2002 and October 2002. Pursuant to this agreement, VISX provided monthly funding to the Company in order to finance costs to support research and development and experimental work incurred to develop the Company's microjet related technology and products. The monthly payments made by VISX were generally advanced at the beginning of each month against a budget of costs expected to be incurred during that month. If the advanced funds exceeded the amounts expensed at the end of the month, the excess funding was recorded as deferred revenue until the costs are incurred. At December 31, 2002, all funds advanced by VISX were applied to incurred costs, and therefore, no deferred revenue was recorded. For the year ended December 31, 2002, the Company recognized total revenues of $2,651,803, of which $2,401,803 came from payments received by the Company pursuant to the research and development agreements with VISX and $250,000 of which was paid to the Company by VISX as the cancellation fee of the merger agreement.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

QUALIFICATION IN THE REPORT OF INDEPENDENT CERTIFICATE PUBLIC ACCOUNTANTS RELATING TO THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN; ACCUMULATED DEFICIT AND HISTORY OF OPERATING LOSSES; ANTICIPATED FUTURE LOSSES. The report of independent certified public accountants on the Company's financial statements contains an explanatory paragraph stating that there is a substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of such uncertainty. The Company incurred operating losses of $144,731 and $860,522 for the fiscal years ended December 31, 2002 and 2001, respectively, and, at December 31, 2002, had an accumulated deficit of $7,410,587. The Company expects that it will continue operating at a loss until, at the earliest, the Company generates sufficient revenues to offset the cost of its operations, including its continuing product development efforts. The Company's future level of revenues and potential profitability depend on many factors, including the Company's ability to obtain additional financing. There can be no assurance that the Company will experience any significant growth in revenues (or even sustain historic revenue levels) in the future or that the Company will ever achieve profitability.

NO SALES REVENUES; UNCERTAIN PROFITABILITY; DEVELOPMENT STAGE COMPANY. Since its inception, the Company has been principally engaged in developmental and organizational activities. To date, the Company has not yet initiated sales of its products and, consequently, has had no sales revenues. No sales revenues are expected until, and only if, the Company begins commercial marketing of the Company's medical devices. Commercial marketing of the Company's products in the U.S. will be contingent upon obtaining FDA permission or approval and possibly the approval of other governmental agencies. Regulatory clearance procedures are often extremely time consuming, expensive and uncertain. Accordingly, there can be no assurance that the Company will be successful in obtaining marketing clearance of any of its devices or that, if such devices are cleared, it will be able to generate sufficient revenues to operate on a profitable basis.

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

NEED FOR FUTURE FINANCING. The Company will require additional capital before, if ever, it reaches profitability and positive cash flow. As a result, the Company will be required to raise additional funds through public or private financing, including grants that may be available for its research and development. There can be no assurance, however, that the Company will be able to obtain additional financing on terms favorable to it, if at all. If adequate funds are not available to satisfy short-term or long-term capital requirements, the Company may be required to eliminate its product development activities, limit its operations significantly, and modify its business strategy. The failure of the Company to obtain any other acceptable financing would have a material adverse effect on the plans and operations of the Company. Without additional financing or the exercise of the Company's outstanding options and warrants or otherwise, the Company would become unable to maintain its current operations and would be unable to carry out its business plan. The Company has no current understandings or commitments to obtain any additional financing from the sale of its securities or otherwise. Additional financing from the sale of its securities may result in dilution of the Company's then current stockholders.

DEPENDENCE UPON A KEY OFFICER; ATTRACTION AND RETENTION OF KEY PERSONNEL. The business of the Company is highly dependent upon the active participation of its founder and Chief Executive Officer, Dr. Eugene I. Gordon, age 72. The loss or unavailability to the Company of Dr. Gordon would have a material adverse effect on the Company's business prospects and potential earning capacity. The recruitment of skilled scientific personnel is critical to the Company's success. There can be no assurance that it will be able to continue to attract and retain such personnel in the future. In addition, the Company's expansion into areas and activities requiring additional expertise, clinical testing, governmental approvals, production and marketing of the Company's products (which would be required if the Company does not enter into licensing arrangements) is expected to place increased demands upon the Company's financial resources and corporate structure. The Company expects to satisfy such demands, if they arise, through the hiring of additional management personnel and the development of additional expertise by existing management.

NO ASSURANCE OF FDA AND OTHER REGULATORY APPROVAL OR CLEARANCE. The Company's proposed medical devices are subject to regulation by the FDA under the FD&C Act and implementing regulations. Pursuant to the FD&C Act, the FDA regulates, among other things, the development, manufacture, labeling, distribution, and promotion of medical devices in the United States.

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

UNCERTAINTY OF MARKET ACCEPTANCE; RELIANCE ON SINGLE TECHNOLOGY. Acceptance of the Company's proposed products is difficult to predict and will require substantial marketing efforts and the expenditure of significant funds by the Company. There can be no assurance that the products will be accepted by the medical community once they are permitted or approved. Market acceptance of the Company's products will depend in large part upon the Company's ability to demonstrate the operational advantages, safety and cost-effectiveness of its products compared to other comparable instruments and techniques. Failure of the products to achieve market acceptance will have a material adverse effect on the Company's financial condition and results of operations.

At present, the Company expects that the Liquid MicroDrill will be, if and when commercially available, its sole products for an indefinite period of time. The Company's present narrow focus on particular products makes the Company vulnerable to the development of superior competing products and changes in technology that could eliminate the need for the Company's products. There can be no assurance that significant changes in the foreseeable future in the need for the Company's products or the desirability of those products will not occur.

DEPENDENCE ON PATENTS AND PROPRIETARY RIGHTS. The Company's success will depend in part on whether it successfully obtains and maintains patent protection for its products, preserves its trade secrets and operates without infringing the proprietary rights of third parties.

The Company has sought to protect its proprietary interest in its products by applying for patents in the United States and corresponding patents abroad. The Company currently has eight issued U.S. patents and 21 U.S. and international patents pending. There can be no assurance that any other patents will be issued to the Company, that any patents owned by or issued to the Company, or that may be issued to the Company in the future, will provide a competitive advantage or will afford protection against competitors with similar technology, or that competitors of the Company will not circumvent, or challenge the validity of, any patents issued to the Company. There also can be no assurance that any patents issued to or licensed by the Company will not be infringed upon or designed around by others or would prevail in a legal challenge, that others will not obtain patents that the Company will need to license or design around, that the microkeratomes or any other potential product of the Company will not inadvertently infringe upon the patents of others, or that others will not manufacture the Company's patented products upon expiration of such patents. There can be no assurance that existing or future patents of the Company will not be invalidated. Additionally, patent applications filed in foreign countries and patents granted in such countries are subject to laws, rules and procedures, which differ from those in the United States. Patent protection in such countries may be different from patent protection provided by United States laws and may not be as favorable to the Company.

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

The Company is currently involved in ongoing patent litigation, as described under Part I, Item 3. "Legal Proceedings."

COMPETITIVE TECHNOLOGIES, PROCEDURES AND COMPANIES. The Company is engaged in a rapidly evolving field. We believe there are companies, both public and private, universities and research laboratories engaged in research activities relating to dental drilling and cavity treatment. We believe that competition from these companies, universities and laboratories will be intense and will increase over time. The Company's potential products for dental drilling and cavity treatment will not compete with other presently existing forms of treatment for dental disorders, including mechanical drills and burrs, as well as other technologies under development. The main current technology, involving more than 90% of the practice, is the use of mechanical drills and burrs. There are expensive laser devices for removing caries and air abrasion systems for drilling holes. Neither have been well accepted. The Liquid MicroDrill system drills holes and can remove areas of enamel and dentin, cleans out caries and can remove tartar and plaque as well as polish. It can completely replace the current mechanical system.

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

NO MANUFACTURING EXPERIENCE; DEPENDENCE ON THIRD PARTIES. The Company may seek to undertake the manufacture and marketing of its microjet products on a limited scale. However, it would need to pursue other possible arrangements for larger-scale manufacturing, marketing and distribution. To the extent the Company does not enter into such arrangements, it will need to engage in the manufacture and marketing of its products. Manufacturing will consist of purchasing existing parts, having parts formed by vendors, incoming inspection, assembly, qualification testing and packaging, i.e., virtual manufacturing. The Company has no volume manufacturing capacity or experience in manufacturing medical devices or other products. To be successful, the Company's proposed products must be manufactured in commercial quantities in compliance with regulatory requirements at acceptable costs. Production in clinical or commercial-scale quantities will involve technical challenges for the Company. If the Company is unable or elects not to pursue collaborative arrangements with other companies to manufacture certain of its potential products, the Company will be required to establish manufacturing capabilities. Establishing its own manufacturing capabilities would require significant scale-up expenses and additions to facilities and personnel. There can be no assurance that the Company will be able to obtain necessary regulatory approvals on a timely basis or at all. Delays in receipt of or failure to receive such approvals or loss of previously received approvals would have a material adverse effect on the Company. There can be no assurance that the Company will be able to develop clinical or commercial-scale manufacturing capabilities at acceptable costs or enter into agreements with third parties with respect to these activities. The Company's dependence upon third parties for the manufacture of its products may adversely affect the Company's profit margins and the Company's ability to develop and deliver such products on a timely basis. Moreover, there can be no assurance that such parties will perform adequately, and any failures by third parties may delay the submission of products for regulatory approval, impair the Company's ability to deliver products on a timely basis, or otherwise impair the Company's competitive position and any such failure could have a material adverse effect on the Company.

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

SURGICAL RISKS. There can be no assurance that the Company's products will be successful in supporting dental drilling and cavity treatment. As with all surgical procedures, the procedures for which the Company's products are intended entail certain inherent risks, including defective equipment or human error, infection or other injury. Such injury could expose the Company to product liability or other claims. The Company believes competing products have the same risks and have experienced a small number of these situations without undue impact on the commercial prospects of such products. There can be no assurance that the Company's product liability insurance, in effect from time to time, will be sufficient to cover any such claim in part or in whole. Any such claim could adversely impact the commercialization of the Company's products and could have a material adverse effect on the Company.

ITEM 7.


FINANCIAL STATEMENTS.

                                                                        Page No.
                                                                        --------

Independent Auditors' Report                                               19

Balance Sheet as of December 31, 2002                                      20

Statements of Operations for the years ended December 31, 2002
and 2001, and for the period from inception to December 31, 2002           21

Statement of Stockholders' Equity for the period from inception
to December 31, 2002                                                       22

Statements of Cash Flows for the years ended December 31, 2002
and 2001, and for the period from inception to December 31, 2002           25

Notes to the Financial Statements                                          26

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Medjet Inc. (A Development Stage Company):


We have audited the accompanying balance sheet of Medjet Inc. (A Development Stage Company) as of December 31, 2002 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2002 and 2001 and for the period from December 16, 1993 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medjet Inc. (A Development Stage Company) as of December 31, 2002 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 and for the period from December 16, 1993 (inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the Summary of Significant Accounting Policies Note to the financial statements, the Company lost its sole source of revenue, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in the Summary of Significant Accounting Policies Note. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                       /s/ ROSENBERG RICH BAKER BERMAN & COMPANY

Bridgewater, New Jersey
January 20, 2003


                                   MEDJET INC.
                          (A Development Stage Company)
                                  Balance Sheet
                                December 31, 2002



                                     Assets
Current Assets:
    Cash and cash equivalents                                                                       $409,689
    Prepaid expenses                                                                                  73,117
                                                                                           -------------------
             Total Current Assets                                                                    482,806
                                                                                           -------------------


Property and Equipment - less accumulated depreciation of $394,852                                    51,979
Patents and Trademarks - less accumulated amortization of $57,459                                    287,820
Security deposits                                                                                      8,661
                                                                                           -------------------

             Total Assets                                                                           $831,266
                                                                                           ===================



                      Liabilities and Stockholders' Equity


Current Liabilities:
    Accounts payable and accrued liabilities                                                         $62,306
    Income Tax Payable                                                                                21,858
    Notes payable - Officer                                                                          160,000
                                                                                           -------------------
            Total Current Liabilities                                                                244,164
    Deferred Rental Obligation                                                                        10,052
                                                                                           -------------------
            Total Liabilities                                                                        254,216
                                                                                           -------------------
Commitments and Contingencies                                                                              -
Stockholders' Equity:
    Preferred stock, $.01 par value, 1,000,000 shares authorized, 10,400 shares
         designated as Series B Convertible Preferred issued and outstanding                             104
    Common stock, $.001 par value, 30,000,000 shares authorized,
         3,935,220 shares issued and 3,901,431 shares outstanding                                      3,935
    Additional paid-in capital                                                                     7,985,298
    Accumulated deficit (including deficit accumulated during development stage of $8,932,223 of which $1,556,204 was applied to additional
         paid-in capital upon conversion from an "S" to a "C" corporation)                       (7,410,587)
    Less: Treasury stock, 33,789 shares, at cost                                                     (1,700)
                                                                                           -------------------

             Total Stockholders' Equity                                                              577,050
                                                                                           -------------------

Total Liabilities and Stockholders' Equity                                                         $ 831,266
                                                                                           ===================


                         See notes to the financial statements.

                                   MEDJET INC.
                          (A Development Stage Company)
                             Statement of Operations



                                                                                                  Period from
                                                             Year Ended December 31,           December 16, 1993
                                                             -----------------------             (Inception) to
                                                              2002              2001           December 31, 2002
                                                              ----              ----           -----------------
Revenues:
Revenues                                               $       2,651,803  $     1,032,500   $           4,884,303
                                                         ---------------    -------------     -------------------
     Total Revenues                                            2,651,803        1,032,500               4,884,303
                                                         ---------------    -------------     -------------------

Expenses:
Research, development,
   general and administrative                                  2,796,534        1,893,022              15,374,431
                                                         ---------------    -------------     -------------------
     Total Expenses                                            2,796,534        1,893,022              15,374,431
                                                         ---------------    -------------     -------------------

Loss from Operations                                           (144,731)        (860,522)            (10,490,128)
                                                         ---------------    -------------     -------------------

Other Income (Expense):
   Merger Option                                                 312,500          187,500                 500,000
   Other Income (Expense)                                          (131)            5,285                   5,154
   Interest Income                                                 4,704            4,077                 351,075
   Interest Expense                                             (10,370)         (23,205)               (100,169)
                                                         ---------------    -------------     -------------------
                                                                 306,703          173,657                 756,060
                                                         ---------------    -------------     -------------------

Income (Loss) Before Income Tax (Benefit)                        161,972        (685,865)             (9,734,068)

State Income Tax (Benefit)                                      (57,239)        (210,128)               (818,810)
                                                         ---------------    -------------     -------------------


Net Income (Loss)                                                219,211        (476,737)             (8,915,258)

Dividends on Preferred Stock                                           -                -                 184,923
                                                         ---------------    -------------     -------------------

Net Income (Loss) Attributable to Common
      Stockholders                                     $         219,211  $     (476,737)   $         (9,100,181)
                                                         ===============    =============     ===================
Earnings (Loss) Per Share:
      Basic                                            $            0.06  $        (0.12)   $              (2.72)
                                                         ===============    =============     ===================
      Diluted                                          $            0.06  $        (0.12)   $              (2.72)
                                                         ===============    =============     ===================
Weighted average common shares outstanding:
      Basic                                                    3,901,431        3,901,431               3,340,111
                                                         ===============    =============     ===================
      Diluted                                                  3,901,431        3,901,431               3,340,111
                                                         ===============    =============     ===================



                     See notes to the financial statements.

                                   MEDJET INC.
                          (A Development Stage Company)
                        Statement of Stockholders' Equity
     Period From December 16, 1993 (Date of Inception) to December 31, 2002


                                                                                               Common      Preferred
                                            Preferred    Common      Price        Total        Stock         Stock
                                              Shares     Shares       Per     Consideration    ($.001        ($.01
            Date/Description                  Issued     Issued      Share        Paid       Par Value)    Par Value)
------------------------------------------ ----------- ------------ --------- -------------- ----------- ------------

March 12, 1994        Share Issuance                -      800,000      $0.10      $ 80,000        $ 800     $ -
April 21, 1994        Share Issuance                -       15,000       0.10         1,500           15       -
May 1, 1994           Share Issuance                -       63,000       0.10         6,300           63       -
May 25, 1994          Share Issuance                -       50,000       1.00        50,000           50       -
May 31, 1994          Share Issuance                -       25,000       1.00        25,000           25       -
June 6, 1994          Share Issuance                -       50,000       1.00        50,000           50       -
June 7, 1994          Share Issuance                -       50,000       1.00        50,000           50       -
June 13, 1994         Share Issuance                -       25,000       1.00        25,000           25       -
June 20, 1994         Share Issuance                -       25,000       1.00        25,000           25       -
July 28, 1994         Share Issuance                -       25,000       1.00        25,000           25       -
September 23, 1994    Share Issuance                -       45,002       6.00       270,012           45       -
October 20, 1994      Share Issuance                -       20,501       6.00       123,008           21       -
October 28, 1994      Share Issuance                -        2,500       6.00        15,000            2       -
November 10, 1994     Share Issuance                -       14,500       6.00        87,000           15       -
November 16, 1994     Share Issuance                -        2,501       6.00        15,004            2       -
Net Loss, Year Ended December 31, 1994              -            -          -             -            -       -
                                           ----------- ------------ --------- -------------- ----------- ------------

Balance, December 31, 1994                          -    1,213,004                  847,824        1,213       -

August 8, 1995        Share Issuance                -        5,000      $6.00        30,000            5       -
August 28, 1995       Share Issuance                -        4,000       6.00        24,000            4       -
September 21, 1995    Share Issuance                -        5,000       6.00        30,000            5       -
September 29, 1995    Share Issuance                -        5,000       6.00        30,000            5       -
December 31, 1995     Share Issuance                -          833       6.00         5,000            1       -
         "            Stock Split:                  -    1,217,475          -             -        1,217       -
                        1.987538926-to-1
                      Share Outstanding
Net Loss, Year Ended December 31, 1995              -            -          -             -            -       -
                                           ----------- ------------ --------- -------------- ----------- ------------

Balance, December 31, 1995                          -    2,450,312          -      $966,824       $2,450     $ -
                                           ----------- ------------ --------- -------------- ----------- ------------

                                                                     Paid-In
                                             Paid-                   Capital
                                              In       Deferred    (Beneficial    Accumulated    Treasury
            Date/Description                Capital      Charge    Conversion)      Deficit        Stock
------------------------------------------------------ ---------- ------------- ---------------- --------

March 12, 1994        Share Issuance       $ 79,200        $ -        $ -       $        -         $ -
April 21, 1994        Share Issuance          1,485          -          -                -           -
May 1, 1994           Share Issuance          6,237          -          -                -           -
May 25, 1994          Share Issuance         49,950          -          -                -           -
May 31, 1994          Share Issuance         24,975          -          -                -           -
June 6, 1994          Share Issuance         49,950          -          -                -           -
June 7, 1994          Share Issuance         49,950          -          -                -           -
June 13, 1994         Share Issuance         24,975          -          -                -           -
June 20, 1994         Share Issuance         24,975          -          -                -           -
July 28, 1994         Share Issuance         24,975          -          -                -           -
September 23, 1994    Share Issuance        269,967          -          -                -           -
October 20, 1994      Share Issuance        122,987          -          -                -           -
October 28, 1994      Share Issuance         14,998          -          -                -           -
November 10, 1994     Share Issuance         86,985          -          -                -           -
November 16, 1994     Share Issuance         15,002          -          -                -           -
Net Loss, Year Ended December 31, 1994            -          -          -        (287,291)           -
                                          ------------ ---------- ------------- ---------------- --------

Balance, December 31, 1994                  846,611          -          -        (287,291)           -

August 8, 1995        Share Issuance         29,995          -          -                -           -
August 28, 1995       Share Issuance         23,996          -          -                -           -
September 21, 1995    Share Issuance         29,995          -          -                -           -
September 29, 1995    Share Issuance         29,995          -          -                -           -
December 31, 1995     Share Issuance          4,999          -          -                -           -
         "            Stock Split:          (1,217)          -          -                -           -
                        1.987538926-to-1
                      Share Outstanding
Net Loss, Year Ended December 31, 1995            -          -          -        (677,385)           -
                                          ------------ ---------- ------------- ---------------- --------

Balance, December 31, 1995                 $964,374        $ -        $ -       $(964,676)         $ -
                                          ------------ ---------- ------------- ---------------- --------

                     See notes to the financial statements.

                                   MEDJET INC.
                          (A Development Stage Company)
                        Statement of Stockholders' Equity
     Period From December 16, 1993 (Date of Inception) to December 31, 2002



                                                                                               Common      Preferred
                                            Preferred    Common      Price        Total        Stock         Stock
                                              Shares     Shares       Per     Consideration    ($.001        ($.01
            Date/Description                  Issued     Issued      Share        Paid       Par Value)    Par Value)
------------------------------------------ ----------- ------------ --------- -------------- ----------- ------------
Balance, December 31, 1995, brought forward        -     2,450,312              $   966,824    $2,450       $     -
August 6, 1996 Share Issuance                      -     1,071,429   $  5.60      6,000,002     1,071             -
         "     Reclassification of deferred
               offering costs                      -             -         -              -         -             -
         "     Reclassification of
               accumulated deficit for
               change from an S to a C
               corporation                         -             -         -              -         -             -
September 3, 1996 Share Issuance                   -       160,714      5.60        899,998       161             -
December 30, 1996 Acquisition of treasury
shares                                             -             -         -              -         -             -
Net Loss, Year Ended December 31, 1996             -             -         -              -         -             -
                                           ----------- ------------ --------- -------------- ----------- ------------

Balance, December 31, 1996                         -     3,682,455                7,866,824     3,682             -

July 18, 1997     Share Issuance                   -        21,800   $  0.05          1,097        22             -
July 24, 1997     Share Issuance                   -         4,464      5.60         24,998         5             -
Net Loss, Year Ended December 31, 1997             -             -         -              -         -             -
                                           ----------- ------------ --------- -------------- ----------- ------------

Balance, December 31, 1997                         -     3,708,719                7,892,919     3,709             -
January 27, 1998  Share Issuance                   -         1,350   $  5.60          7,560         1             -
March 31, 1998    Share Issuance                   -        10,000      3.02         30,188        10             -
April 20, 1998    Share Issuance             110,000             -     10.00      1,100,000         -         1,100
         "        Placement Agent Warrants         -             -         -              -         -             -
October 9, 1998   Preferred Conversion      (110,000)      182,724      6.02              -       183        (1,100)
         "        Preferred Dividend               -        12,154      4.24         51,534        12             -
Net Loss, Year Ended December 31, 1998             -             -         -              -         -             -
                                           ----------- ------------ --------- -------------- ----------- ------------

Balance, December 31, 1998                         -     3,914,947                9,082,201     3,915             -

May 13, 1999      Share Issuance                   -        19,588   $  1.00              -        19             -
June 11, 1999     Share Issuance                   -           685      1.70              -         1             -
December 3, 1999  Share Issuance              16,000             -    125.00      2,000,000         -           160
December 31, 1999 Partial Rescission of
  Preferred                                   (5,600)            -    125.00       (700,000)        -           (56)
Net Loss, Year Ended December 31, 1999             -             -         -              -         -             -
                                           ----------- ------------ --------- -------------- ----------- ------------

Balance, December 31, 1999                    10,400     3,935,220              $10,382,201    $3,935         $ 104
                                           ----------- ------------ --------- -------------- ----------- ------------

Net Loss, Year Ended December 31, 2000             -             -         -              -         -             -
                                           ----------- ------------ --------- -------------- ----------- ------------
Balance, December 31, 2000                    10,400     3,935,220              $10,382,201    $3,935         $ 104
                                           ----------- ------------ --------- -------------- ----------- ------------

August 17, 2001   Warrant Issuance                 -             -         -              -         -             -
Amortization of Deferred Charge                    -             -         -              -         -             -
Net Loss, Year Ended December 31, 2001             -             -         -              -         -             -
                                           ----------- ------------ --------- -------------- ----------- ------------

Balance, December 31, 2001                    10,400     3,935,220         -    $10,382,201    $3,935          $104



                                                                      Paid-In
                                              Paid-                   Capital
                                               In       Deferred    (Beneficial    Accumulated    Treasury
            Date/Description                 Capital      Charge    Conversion)      Deficit        Stock
------------------------------------------ ------------ ---------- ------------- ---------------- --------
Balance, December 31, 1995, brought forward$   964,374  $       -    $       -     $  (964,676)   $     -
August 6, 1996 Share Issuance                5,998,931          -            -               -          -
         "     Reclassification of deferred
               offering costs               (1,436,045)         -            -               -          -
         "     Reclassification of
               accumulated deficit for
               change from an S to a C
               corporation                  (1,556,204)         -            -       1,556,204          -
September 3, 1996 Share Issuance               899,837          -            -               -          -
December 30, 1996 Acquisition of treasury
shares                                               -          -            -               -     (1,700)
Net Loss, Year Ended December 31, 1996               -          -            -      (1,273,977)         -
                                           ------------ ---------- ------------- ---------------- --------

Balance, December 31, 1996                   4,870,893          -            -        (682,449)    (1,700)

July 18, 1997     Share Issuance                 1,075          -            -             -            -
July 24, 1997     Share Issuance                24,994          -            -             -            -
Net Loss, Year Ended December 31, 1997               -          -            -      (2,578,448)         -
                                           ------------ ---------- ------------- ---------------- --------

Balance, December 31, 1997                   4,896,962          -            -      (3,260,897)    (1,700)
January 27, 1998  Share Issuance                 7,559          -            -               -          -
March 31, 1998    Share Issuance                30,178          -            -               -          -
April 20, 1998    Share Issuance               945,511          -      133,389               -          -
         "        Placement Agent Warrants          18          -            -               -          -
October 9, 1998   Preferred Conversion         184,911          -     (133,389)              -          -
         "        Preferred Dividend               917          -            -         (51,534)         -
Net Loss, Year Ended December 31, 1998               -          -            -      (1,730,538)         -
                                           ------------ ---------- ------------- ---------------- --------
                                                                -
Balance, December 31, 1998                   6,066,056                       -      (5,042,969)    (1,700)

May 13, 1999      Share Issuance                   (19)         -            -               -          -
June 11, 1999     Share Issuance                    (1)         -            -               -          -
December 3, 1999  Share Issuance             1,999,840          -            -               -          -
December 31, 1999 Partial Rescission of
  Preferred                                   (699,944)                      -               -          -
Net Loss, Year Ended December 31, 1999               -          -            -      (1,238,028)         -
                                           ------------ ---------- ------------- ---------------- --------
                                                                -
Balance, December 31, 1999                  $7,365,932  $       -    $       -     $(6,280,997)   $(1,700)
                                           ------------ ---------- ------------- ---------------- --------

Net Loss, Year Ended December 31, 2000               -          -            -        (872,064)         -
                                           ------------ ---------- ------------- ---------------- --------
Balance, December 31, 2000                  $7,365,932          -            -     $(7,153,061)   $(1,700)
                                           ------------ ---------- ------------- ---------------- --------

August 17, 2001   Warrant Issuance             616,000   (616,000)           -               -          -
Amortization of Deferred Charge                      -    231,000            -               -          -
Net Loss, Year Ended December 31, 2001               -          -            -        (476,737)
                                           ------------ ---------- ------------- ---------------- --------

Balance, December 31, 2001                  $7,981,932   (385,000)   $       0     ($7,629,798)   $(1,700)

                                                                                               Common      Preferred
                                            Preferred    Common      Price        Total        Stock         Stock
                                              Shares     Shares       Per     Consideration    ($.001        ($.01
            Date/Description                  Issued     Issued      Share        Paid       Par Value)    Par Value)
------------------------------------------ ----------- ------------ --------- -------------- ----------- ------------
Balance, December 31, 2001
Brought forward                               10,400     3,935,220         -    $10,382,201    $3,935          $104
Amortization of Deferred Charge                    -             -         -              -         -             -
Stock Options Issued to Consultant                 -             -         -              -         -             -
Net Income, Year Ended December 31, 2002           -             -         -              -         -             -
Balance, December 31, 2002
                                               10,400    3,935,220         -    $10,382,201    $3,935          $104
                                           =========== ============ ========= ============== =========== ============


                                                                      Paid-In
                                              Paid-                   Capital
                                               In       Deferred    (Beneficial    Accumulated    Treasury
            Date/Description                 Capital      Charge    Conversion)      Deficit        Stock
------------------------------------------ ------------ ---------- ------------- ---------------- --------
Balance, December 31, 2001
Brought forward                             $7,981,932   (385,000)   $       0     ($7,629,798)   $(1,700)
Amortization of Deferred Charge                      -    385,000            -               -          -
Stock Options Issued to Consultant               3,366          -            -               -          -
Net Income, Year Ended December 31, 2002             -          -            -         219,211          -
Balance, December 31, 2002
                                            $7,985,298  $       0    $       0     ($7,410,587)   $(1,700)
                                           ============ ========== ============= ================ ========


                     See notes to the financial statements.

                                   MEDJET INC.
                         (A Development Stage Company)
                            Statements of Cash Flows


                                                                                    For the Year Ended                Period from
                                                                                       December 31,                December 16, 1993
                                                                               -----------------------------        (Inception) to
                                                                                   2002             2001           December 31, 2002
                                                                               --------------    -----------      ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                              $     219,211     $ (476,737)        $   (8,915,257)

Adjustments to Reconcile Net Income (Loss) to
 Net Cash Provided by (Used in) Operating Activities:
    Depreciation and amortization                                                    439,237        291,367              1,199,720
    Loss on abandonment of patents                                                    19,582         46,683                 66,265
    Loss on abandonment of property and equipment                                        174          2,843                 32,004
    (Increase) Decrease in prepaid expenses                                            8,601        (40,717)               (82,327)
    Increase (Decrease) in accounts payable
       and accrued expenses                                                          (88,586)       (35,328)               111,979
    Increase in income taxes payable                                                  21,858              -                 21,858
    Increase (Decrease) in deferred revenues                                        (312,500)       312,500                      -
    Increase (Decrease) in deferred rental obligation                                 (2,013)         3,467                  1,454
                                                                               ---------------    -----------       --------------

 Net Cash Provided by (Used in) Operating Activities                                 305,564        104,078             (7,564,304)
                                                                               ---------------    -----------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from note receivable                                                              -          9,209                  9,209
Cash redemptions of marketable securities                                                  -              -                320,605
Cash purchases of marketable securities                                                    -              -               (320,605)
Cash purchases of property, plant & equipment                                        (19,614)        (8,641)              (566,053)
Cash purchase of organization costs                                                        -              -                (37,387)
Cash payments for patents and trademarks                                             (77,062)       (74,874)              (414,982)
Cash payments for security deposits                                                        -         (2,569)                (8,661)
                                                                               ---------------    -----------       --------------

 Net Cash Used in Investing Activities                                               (96,676)       (76,875)            (1,017,874)
                                                                               ---------------    -----------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock                                                  -              -              2,380,018
Repayments of Capital Lease Obligation                                               (12,676)       (28,391)               (41,067)
Proceeds from issuance of common stock
  and initial public offering                                                              -              -              6,494,616
Purchase of treasury stock                                                                 -              -                 (1,700)
Proceeds from officer notes payable                                                        -         31,000                602,000
Repayment of officer notes payable                                                         -              -               (442,000)
Proceeds from other notes payable                                                          -              -                450,000
Repayment of other notes payable                                                           -              -               (450,000)
                                                                               ---------------    -----------       --------------

 Net Cash Provided by (Used in) Financing Activities                                (12,676)          2,609              8,991,867
                                                                               ---------------    -----------      ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                            196,212         29,812                409,689
Cash and Cash Equivalents - Beginning of Period                                      213,477        183,665                      -
                                                                               ---------------    -----------       --------------
Cash and Cash Equivalents - End of Period                                      $     409,689      $ 213,477         $      409,689
                                                                               ===============    ===========       ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
  Income taxes                                                                 $         240      $       -         $          840
                                                                               ===============    ===========       ==============
  Interest expense                                                             $      10,370      $  23,206         $       73,678
                                                                               ===============    ===========       ==============

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

         During the third quarter of 1996, the Company consummated an initial public offering (the "Offering") in which it issued and sold to the public a total of 1,232,143 Units (the "Units"), each Unit consisting of one share of common stock, $.001 par value (the "Common Stock") and one Class A Redeemable Common Stock Purchase Warrant (the "Class A Warrants") to purchase one share of Common Stock at a price of $10.00 per share for a 24-month period commencing on November 6, 1996. The Units became separable on that date and the common stock and the Class A Warrants began trading separately on November 8, 1996. In July 1998, in connection with a private placement (described in the following paragraph), the Company agreed to extend the exercise period of the Class A Warrants for an additional 12 months. As a result, the Class A Warrants expired on November 6, 1999.

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

         In December 1999, the Company commenced a private placement of its Series B Convertible Preferred Stock, $.01 par value (the "Series B Preferred"), at a price of $1.25 per share. At the closing for this private placement, which was held on December 6, 1999, the Company sold and issued 16,000 shares of Series B Preferred for an aggregate price of $2,000,000. In addition, the investors received 1,600,000 five-year warrants (the "Series B Warrants"), each at an exercise price of $3.50 per share. The Company also entered into an investment banking agreement with a New York firm affiliated with certain of the investors, and issued the firm 500,000 Series B Warrants.

                                   MEDJET INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS




         The net proceeds of this private placement were to be used by the Company to continue development of the Company's microjet microkeratome for vision correction applications.

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

         The original investment was made based, in part, on the existence of the Company's license agreement with Nestle S.A. and its wholly owned subsidiary, Alcon Laboratories, Inc. ("Alcon"). Shortly after the closing, December 13, 1999, the Company received notice from Nestle that they were terminating the license agreement. No explanation was given. In light of the termination of the license agreement, and in order to resolve any possible legal disputes with the investors relating to the termination of the license agreement, the Company determined that a return of a portion of the original investment was prudent. In accordance with an agreement entered into on January 28, 2000, the Company returned to the purchasers $700,000 of the $2,000,000 aggregate price received from the sale of the Series B Preferred in exchange for a proportionate share of the Series B Preferred and Series B Warrants issued in the private placement.

         In August 2001, the Company entered into an agreement and plan of merger and reorganization with VISX, Incorporated ("VISX"). Under the terms of the agreement, the Company received a one-time non-refundable payment of $500,000 upon execution of the agreement in consideration for VISX's right to elect whether or not to proceed with the merger during the one-year period following the date of its execution. That payment was amortized to income ratably over the one-year option period.

         Under a separate agreement, VISX engaged the Company to perform research and development functions for one year. This agreement provided for minimum payments of $150,000 per month for the first six months and $100,000 for the second six months. VISX, at its discretion, could provide funding in excess of the minimums. Payments under this agreement totaling $2,401,803 have been included in revenues. VISX has also purchased capital equipment directly for the Company. VISX and the Company would jointly own all intellectual property and any resulting patents developed by either party during the period of the agreement.

         VISX agreed that it would provide the Company with funding pursuant to the research and development agreement regardless of whether the merger was completed. In return, the Company agreed to a grant to VISX warrants to purchase 1,320,000 shares of the Company's Common Stock at an exercise price of $0.75 per share. These warrants were issued to VISX to provide it with an opportunity to make an additional equity investment in the Company if the proposed merger did not occur given that VISX had provided significant research and development funding to the Company.

         In addition, VISX purchased 10,400 shares of the Company's Series B Convertible Preferred Stock, which represents all of the Company's outstanding shares of Preferred Stock, and warrants to purchase a total of 1,365,000 shares of the Company's Common Stock from a third party.

                                   MEDJET INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS




         On August 27, 2002, the Company and VISX amended various agreements in connection with the proposed merger of Orion Acquisition Corporation ("Merger Sub"), a wholly-owned subsidiary of VISX, with and into the Company, pursuant to an agreement and Plan of Merger and Reorganization dated as of August 17, 2001 (the "Merger Agreement"). The Company, VISX and VISX, a Cayman corporation and wholly-owned subsidiary of VISX ("Affiliate") entered into an amendment and assignment of the one-year research and development agreement originally executed in August 2001 pursuant to which VISX agreed to provide monthly funding to the Company in order to support the Company's research and development work associated with the development of waterjet related technology and products, including a waterjet microkeratome. The amendment extended the term of the research and development agreement by an additional two months, to October 17, 2002, and granted VISX the option to extend the term for a subsequent nine month period, to July 17, 2003 (although VISX was granted the right to terminate the agreement upon 15 days' notice during this nine month period for any reason or no reason), in order to allow the Company additional time to pursue the research and development activities set forth in the agreement. Pursuant to the terms of the amended research and development agreement, the Company continued to receive minimum monthly payments of $100,000. The amendment, among other things, also permitted VISX to assign the agreement to any of its subsidiaries without the Company's consent provided that certain conditions, including the guarantee by VISX of the full payment and performance by an assignee of all of its obligations under the agreement, are met. Pursuant to this provision, VISX assigned the research and development agreement to Affiliate effective August 27, 2002.

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

         On October 16, 2002, Affiliate elected to extend the term of the research and development agreement by the additional nine-month period to July 17, 2003 (although Affiliate continued to have the right to terminate the agreement upon 15 days notice during this nine month period for any reason or no reason). As a result of this extension, the Company continued to receive monthly payments of at least $100,000 from Affiliate while this agreement was in effect. As noted above, the election effectively extended to July 17, 2003 VISX's option to elect to merger Merger Sub with the Company or to terminate the Merger Agreement for any reason or no reason.

                                   MEDJET INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS




         On November 8, 2002, VISX elected to terminate the Merger Agreement pursuant to the provision in the agreement, which allowed VISX to terminate the agreement for any or no reason prior to July 17, 2003. On November 11, 2002, VISX paid the Company the $250,000 termination fee as provided in the Merger Agreement. In addition, Affiliate elected to terminate the research and development agreement. In connection with the termination of these agreements, Timothy R. Maier, VISX's Chief Financial Officer, resigned as a member of the Company's board of directors.

         As shown in the accompanying financial statements, 100% of the Company's revenue was derived from one customer (VISX). As of December 31, 2002, the Company's cash was $409,689. As a result of these factors, as well as the absence of a firm commitment for additional financing, the Company can no longer be characterized as a going concern. Management of the Company has implemented a plan to reduce its costs and is evaluating financial and strategic alternatives in light of the termination of the merger agreement by VISX. The ability of the Company to continue depends upon the Company obtaining other sources of financing.

         The Company anticipates that the termination fee received from VISX and the Company's cash on hand, will be sufficient to fund the Company's working capital and planned capital expenditure requirements through July 2003. However, the Company will require additional financing in order to maintain its current operations beyond that date. The Company has no current arrangements with respect to any additional financing and, pursuant to the terms of the merger agreement with VISX, was precluded from seeking such additional financing while that agreement was effective. Consequently, there can be no assurance that any additional financing will be available to the Company on commercially reasonable terms or at all. The Company intends to use the proceeds from any additional financing to develop products for dentistry and skin treatment based on its patented waterjet approach. However, there can be no assurance that the Company will be able to locate additional financing on commercially reasonable terms or at all. Furthermore, there can be no assurance that the proceeds obtained by the Company as a result of any such financing would be sufficient to fund the Company's future development efforts or that such efforts to develop products for dentistry and skin treatment will be successful. The failure to obtain additional financing would have a material adverse effect on the Company, including causing a substantial reduction in or termination of the Company's operations.

Cash and Cash Equivalents

         For the purpose of the statements of cash flows, a cash equivalent includes all highly liquid instruments with original maturities of three months or less.

                                   MEDJET INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS




Property and Equipment

         Equipment and leasehold improvements are recorded at cost. Depreciation is computed using primarily accelerated methods based upon the estimated useful lives of the assets which range from 5 to 7 years for equipment and 39 years for leasehold improvements. Repairs and maintenance, which do not extend the useful lives of the related assets, are expensed as incurred.

Amortization

         Patents are being amortized over twenty years on a straight-line basis. These costs will be expensed if and when it is concluded that non-approval or no future economic benefits are probable. Total amortization for the years ended December 31, 2002 and 2001 was $10,386 each year.

         The deferred charge in connection with the issuance to VISX of warrants to purchase an aggregate of 1,320,000 shares of common stock was amortized ratably over the one-year period corresponding to the original one-year term of the research and development agreement.

Revenue Recognition

         The Company's revenues for 2002 and 2001 were generated primarily from the research and development agreement with VISX. This revenue was recognized as the research and development costs were incurred.

Research and Development

         Research and Development costs related to both future and present products are charged to operations as incurred. Research and Development costs approximated $1,180,000 and $895,000 in 2002 and 2001, respectively.

Advertising Costs

         Advertising costs are charged to operations when incurred. Advertising expense was $1,750 and $1,390 for the years ended December 31, 2002 and 2001, respectively.

                                   MEDJET INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS



Earnings (Loss) Per Share

         Earnings (loss) per share, in accordance with the provisions of Financial Accounting Standards No. 128, "Earnings Per Share," is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the period. Common Stock equivalents have not been included in this computation for 2002, 2001 and for the period December 16, 1993 (inception) to December 31, 2002 as the effect would be anti-dilutive.

Patents and Trademarks

         Patents and trademarks at cost, less accumulated amortization, consists of the following at December 31, 2002:

                         Trademarks                                     $ 1,540
                         Patents                                        343,739
                                                                        -------
                                  Total                                 345,279
                         Less accumulated amortization                   57,459
                                                                         ------
                                  Total                                $287,820
                                                                       ========

         Amortization expense charged to operations was $10,386 in 2002 and 2001, each year. In connection with management's evaluation of the future economic life of patents, $16,144 and $46,683 of unamortized patent cost was charged to operations in 2002 and 2001, respectively.

Income Taxes

         In accordance with the provisions of Financial Accounting Standards No. 109, "Accounting for Income Taxes," deferred taxes are recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, the benefit for federal income taxes has been offset entirely by a valuation allowance against the related deferred tax asset for the year ended December 31, 2002.

                                   MEDJET INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS



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

CONCENTRATIONS OF BUSINESS AND CREDIT RISK

         The Company maintains cash balances in several financial institutions. Accounts at each institution, are insured by the Federal Deposit Insurance Corporation up to $100,000, of which the Company's accounts may, at times, exceed the federally insured limits.

         The Company received 100% of its revenue from one customer in 2002 and 2001.

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

NOTES PAYABLE - OFFICER

         Notes payable - officer represents an unsecured loan from an officer of the Company with interest at prime + (prime X 6.7%), currently 5.07% per annum, due the earliest occurrence of January 26, 2009 or payments upon agreement. Interest paid to the officer amounted to $8,149 and $16,860 during 2002 and 2001, respectively.

STOCKHOLDERS' EQUITY

Stock Option Plan

         On October 31, 1994, the Company adopted its 1994 Stock Option Plan (the "Plan"). The Plan provides that certain options to purchase the Company's common stock granted thereunder are intended to qualify as "incentive stock options" within the meaning of Section 422A of the United States Internal Revenue Code of 1986, while non-qualified options may also be granted under the Plan. The initial plan and subsequent amendments provide for authorization of up to 700,000 shares at December 31, 2002 and 2001, respectively. The option price per share of stock purchasable under an Incentive Stock Option shall be determined at the time of grant but shall not be less than 100% of the Fair Market Value of the stock on such date, or, in the case of a 10% Stockholder, the option price per share shall be no less than 110% of the Fair Market Value of the stock on the date an Incentive Stock Option is granted to such 10% Stockholder.

                                   MEDJET INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS





                                                                     Qualified and Non-Qualified Shares
                                                                      Under Option as of December 31,
                                                                         2002                  2001
                                                                         ----                  ----
         Outstanding, beginning of year                                498,996               440,550
         Granted during the year                                       213,800               200,993
         Canceled during the year                                     (170,922)             (142,547)
         Exercised during the year                                           -                     -
                                                                             -                     -
                                                                       -------               -------
         Outstanding, end of year                                      541,874               498,996
                                                                       -------               -------
         Eligible, end of year, for exercise                           457,318               343,959
                                                                       -------               -------
         Range of exercise price per share                          $.15 to $7.15         $.25 to $7.15
                                                                    =============         =============


         On December 31, 2002 and 2001, the average exercise price and remaining contractual life were $0.80 and $1.04 per share, and 7 years 9 months and 8 years 4 months, respectively.

         At December 31, 2002 and 2001, there were 104,703 and 147,581 shares, respectively, reserved for future grants.

Warrants

         The Company has issued common stock purchase warrants separately and in conjunction with the Offering, both of the preferred stock private placements and the VISX agreement (see "Nature of Organization"), as well as to consultants and to lenders, as follows:

         As of December 31, 2002:




                                     Exercise              Exercise Term
   Date of                           Price Per    --------------------------------
    Grant         No. of Shares        Share         Start         Expiration            Vesting Rights
    -----         -------------        -----         -----         ----------            --------------
       7/15/99        50,000              1.00       7/15/99          7/15/04      100% on 7/15/99
      11/12/99         7,500              3.50      11/12/99         11/12/04      100% on 11/12/99
      12/03/99     1,365,000              3.50        2/1/00         12/03/04      100% after 1/31/00
       8/17/01     1,320,000              0.75       8/17/01          8/17/04      100% on 8/17/01
                   ---------
                   2,742,500       Outstanding at December 31, 2002


         As of December 31, 2001:


                                     Exercise              Exercise Term
   Date of                           Price Per    --------------------------------
    Grant         No. of Shares        Share        Start          Expiration            Vesting Rights
    -----         -------------        -----        -----          ----------            --------------
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

                                   MEDJET INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS



         There were no warrants exercised during 2002 and 2001. At December 31, 2002 and 2001, there were 2,742,500 and 2,760,772 shares, respectively, eligible for exercise at prices ranging from $.75 to $4.34 per share.

         The warrants to purchase an aggregate of 1,320,000 shares of Common Stock issued to VISX on August 17, 2001 in connection with the execution of the merger agreement and a separate research and development agreement with VISX have been valued at $616,000 using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; expected volatility of 190%; risk-free interest rate of 4.5%; and an expected life of 3 years.

Pro Forma Information

         In 1996, the Company adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation expense has been recognized for stock options issued. Had compensation expense for the options which vested in 2002 and 2001 been determined based on the fair value at the grant date commensurate with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share for 2002 and 2001, respectively, would have been reflected as to the pro forma amounts indicated below:

                                                  2002                    2001
                                                  ----                    ----
 Net income (loss):
         As reported                             $219,211             $(476,737)
         Pro forma                               $130,796             $(527,322)
 Basic income (loss) per share:
         As reported                                $0.06                $(0.12)
         Pro forma                                  $0.03                $(0.14)

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in 2002 and 2001, respectively: dividend yield of 0% and 0%; expected volatility of 190% and 156%; risk-free interest rate of 3.2% and 3.6%; and expected lives of 2 years 6 months in both years.

RETIREMENT PLAN

         The Company sponsors a qualified 401(k) plan covering substantially all full time employees under which eligible employees can defer a portion of their annual compensation. The Company currently makes no matching contribution to the plan.

INCOME TAXES

         The income tax (benefit) provision is comprised of the following:

                                                     Year Ended December 31,
                                                     -----------------------
                                                   2002                     2001
                                                   ----                     ----
State current provision                           $22,098                   $800
State deferred provision                        ($79,337)             ($210,928)
                                                ---------             ----------
                                                ($57,239)             ($210,128)
                                                =========             ==========

                                   MEDJET INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS




         In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss Carryover ("NOL Carryover") and Research and Development Tax Credits ("R&D Credits") to corporate taxpayers in New Jersey. During 1999, the Company entered into an agreement under which it retained a third party broker to identify a buyer for its NOL Carryover and R&D Credits. Proceeds from sales of the Company's NOL Carryover and R&D Credits were received in 2002 ($79,337) and in 2001 ($210,928). The Company's total deferred tax asset (related entirely to the NOL Carryover and R&D Credits) and valuation allowance are as follows:

                                                                        December 31,
                                                                        ------------
                                                                2002                    2001
                                                                ----                    ----
           Total deferred tax asset, noncurrent            $  2,329,472              $  2,440,500
           Less valuation allowance                        $ (2,329,472)             $ (2,440,500)
           Net deferred tax asset, noncurrent              $       -                 $       -
                                                           =============             =============

         The total change in the valuation allowance amounted to $111,028 and $420,347 for the years ended December 31, 2002 and 2001, respectively.

         The differences between income tax benefits in the financial statements and the tax benefit computed at the U.S. Federal statutory rate of 34% are as follows:


                                                     Year Ended December 31,
                                                     -----------------------
                                                  2002                      2001
                                                  ----                      ----
           Federal Income Tax (Benefit)          (34)%                     (34)%
           State Taxes (Benefits)                (35)%                     (31)%
           Valuation allowance                     34%                       34%
                                                  ---                       ---
           Effective tax rate                    (35)%                     (31)%
                                                  ===                       ===

         At December 31, 2002, the Company has available approximately $6,853,000 of net operating losses to carry forward and which may be used to reduce future federal taxable income through December 31, 2016.

         At December 31, 2002, the Company does not have any available net operating losses to carry forward to reduce state taxable income. All of these net operating losses have been sold under New Jersey legislation as of December 31, 2002.

COMMITMENTS AND CONTINGENCIES

         The Company leases approximately 4,982 square feet of research and development and office space in Edison, New Jersey pursuant to a lease, which expires December 31, 2004. In November 2001, the Company entered into a one-year lease to lease an additional 1,434 square feet of the office space at the same location. In November 2002, the lease expired and the space is no longer rented.

         The following is a schedule by years of future minimum lease payments as of December 31, 2002 under operating leases that have initial or remaining non-cancelable lease terms in excess of one year:

                                   MEDJET INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS




           Year Ended December 31,
           2003                                                  $83,000
           2004                                                   83,448
                                                                --------
           Total Minimum Lease Payments Required                $166,448
                                                                ========

         Rent expense under the operating leases totaled $99,229 and $81,621 for the years ended December 31, 2002 and 2001, respectively.

         Beginning in 2000, the lease for the building and office space has an annual escalation factor. The above rental commitments reflect the periods during which the actual obligations arise (per the lease agreement). Rental expense has been charged to operations on straight-line basis. The associated deferred rental obligation is presented in the balance sheet as a long-term liability of $10,052 at December 31, 2002.

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

EMPLOYMENT AGREEMENT

         In 1999, the Company and its Chairman of the Board and Chief Executive Officer (the "Executive") entered into a three-year employment agreement, which was subsequently amended in March 2002 to extend the term of the agreement through March 15, 2003. The agreement provides for base compensation of $170,000 per year, bonuses aggregating a maximum of $60,000 per year based upon the attainment of certain goals, and other additional compensation as may be determined by the Board of Directors (without the participation of the Executive) in its sole discretion. The Board of Directors (without the participation of the Executive) may increase such base compensation in its sole discretion. Under the original agreement, the Company issued to the Executive options to purchase 150,000 shares of common stock, pursuant to the Company's Stock Option Plan, at an exercise price of $0.89 per share, which was the fair market value per share of the common stock on the date of grant. The options vested ratably over the initial three-year term of the agreement. In addition, in consideration for extending the term of the agreement, the Executive was to be paid an inducement bonus of $60,000, payable no later than ten days after the proposed merger with VISX was either completed or terminated. VISX had initially agreed to pay this inducement bonus to the Executive, but failed to make this payment. In lieu of

                                   MEDJET INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS



         the inducement bonus, the Company issued to the Executive options to purchase 32,000 shares of the Company's common stock at an exercise price of $0.15 per share. The agreement also provides for payment of up to one year's total compensation if the Executive's employment with the Company is terminated for any reason other than for cause, death or disability. No bonus was ever paid except for the year 2000.

         The agreement can be terminated for cause and contains proprietary information, invention and non-competition provisions, which prohibit disclosure of any of the Company's proprietary information and preclude the Executive's competition with the Company for a period of two years after the termination of his employment with the Company. Since termination of the merger agreement with VISX, the Executive has been paid at an annual rate of $75,000 per year.

         The Company has procured life insurance in the amount of $500,000 to compensate it for the loss, through death or disability, of the Executive.

LITIGATION

         The Company is a defendant in a lawsuit in which the plaintiff claims two of its employees should be named co inventors on a Company patent. The lawsuit had been dismissed and successfully appealed by the plaintiff. It is currently in mediation. In the opinion of management, the disposition of the lawsuit will not have a material adverse effect on the Company's ownership of the patent, financial position, results of operations, or cash flows.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The directors and executive officers of the Company as of March 14, 2003 are as follows:

         o Eugene I. Gordon, Ph.D., age 72, is the founder and Chief Executive Officer of the Company and has been a Director and Chairman of the Board since the Company's inception in December 1993. Dr. Gordon is an inventor of the Company's hydro-epithelial keratoplasty ("HEK"), hydro-therapeutic keratoplasty ("HTK") and hydro-refractive keratoplasty ("HRK") keratome technology. From 1987 to 1988, Dr. Gordon served as Senior Vice President and Director of the Research Laboratories for Hughes Aircraft Co. He joined ATT Bell Laboratories in 1957 and retired in 1983 as Laboratory Director. Dr. Gordon has served as an adjunct professor in the department of Ophthalmology at the University of Medicine and Dentistry of New Jersey since 1994, and was a professor in the Department of Electrical and Computer Engineering at the New Jersey Institute of Technology from 1990 to 1994.

         o Edward E. David, Jr, Sc.D., age 78, has been a director of the Company since June 1998. Dr. David has been a business consultant specializing in research, technology and innovation management and development since 1986 and is President of Edward E. David, Inc. and Principal and Vice President of The Washington Advisory Group, LLC, a consulting and advisory service for industry, academia, and governments. From 1977 to 1986, Dr. David served as President of Exxon Research and Engineering, where he directed research, development, engineering and technical services activities. From 1970 to 1973, Dr. David served as the Science Advisor to the President of the United States and as the Director of the White House Office of Science and Technology. Dr. David currently serves on the boards of Protein Polymer Technologies Inc. and Spacehab, Inc., each of which is publicly-traded.

         o William C. Hittinger, age 80, has been a director of the Company since July 1999. Mr. Hittinger has been a business consultant since retiring in 1986 as an Executive Vice President of RCA Corporation. While at RCA, Mr. Hittinger's responsibilities included corporate technology, patents, licensing, international business and marketing development, and corporate technology planning. Prior to joining RCA in 1970, Mr. Hittinger was President of General Instrument Corp. Mr. Hittinger has previously served as a director of UNC Inc., Biotechnic International Inc., Stabler Companies, Bethlehem Steel Corp., Thomas and Betts Corp. and The Allen Bradley Company. He has also served as Chairman of the Board of Trustees and Interim President of Lehigh University. Mr. Hittinger is a Fellow of the Institute of Electrical and Electronics Engineers, a Fellow of the Royal Society of Arts, and a member of the National Academy of Engineering. Mr. Hittinger was a member of President Reagan's National Security Telecommunications Advisory Committee from 1982 to 1986 and a member of the U.S. - Brazil Presidential Committee on Science and Technology in 1987.

         o Ronald B. Odrich, DDS, age 71, has been a director of the Company since July 1999. Dr. Odrich has, since 1963, been engaged in the private practice of dentistry, with a specialization in periodontology. Since 1997, Dr. Odrich has been a director of Park Avenue Periodontal Associates, P.C., located in New York City. Dr. Odrich has had several teaching appointments and has, since 1992, served as a guest lecturer and associate professor in the Division of Periodontics, School of Dental and Oral Surgery, Columbia University. In addition to being a Diplomate of the American Academy of Periodontology, Dr. Odrich is a member of the Academy of Osseointegration, the American Academy of Implantology and the American Dental Association.

         o Elias Snitzer, Ph.D., age 78, has been a director of the Company since July 1999. Dr. Snitzer has, since 1989, been affiliated with Rutgers University as a Professor of Ceramic Science and Engineering and currently as Professor Emeritus in the Department of Ceramics and Materials Science. Since 1995, Dr. Snitzer has been President of Photo Refractive Enterprises, Inc., a privately-held optical fiber waveguide equipment developer and marketer. Prior to that, Dr. Snitzer has held various senior industrial and research positions at Polaroid, United Technologies, American Optical Corporation and Honeywell. His honors and awards include the George Money Award of the American Ceramic Society, IEEE Quantum Electronics Award, the Charles Townes Award of OSA, the John Tyndall Award of OSA/IEEE and election to the National Academy of Engineering.

         o Teresa Mathias, age 35, has served as Vice President-Finance and Human Resources of the Company since January 2003. Ms. Mathias served as Assistant Controller of Saturn Reservation System, Inc. from January 2000 to December 2002. Ms. Mathias also served as Human Resource Administrator, Executive Assistant, and Accounting Manager at Saturn Reservation System, Inc. during that time. Ms. Mathias is a Notary Public for the State of New Jersey. Ms. Mathias received a Bachelors of Science Degree in Photography from Central Missouri State University.

There are no family relationships among any of the Company's directors or officers. There are no other arrangements between any director or any other person pursuant to which the director was selected.

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who beneficially own more than 10% of the Company's common stock to file reports of ownership and changes in ownership with the SEC and to furnish the Company with copies of all such reports they file. Based on the Company's review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that all such reports were filed timely; except that the grants of an option in 2001 to each of Edward E. David, Jr., William C. Hittinger, Ronald B. Odrich and Cheryl A. Blake and the grant of an option in 2002 to Eugene I. Gordon were reported late.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning compensation paid to the Company's Chairman of the Board and Chief Executive Officer (the "Named Executive Officer"), with respect to the years ended

December 31, 2002, 2001, and 2000. There were no other executive officers of the Company whose salary and bonus compensation exceeded $100,000 during the last fiscal year.


                           SUMMARY COMPENSATION TABLE
                                                                                     LONG TERM
                                                                                    COMPENSATION
                                                                                       AWARDS
                                                         ANNUAL COMPENSATION         SECURITIES       ALL OTHER
                                                         -------------------         UNDERLYING      COMPENSATION
NAME AND PRINCIPAL POSITION               YEAR       SALARY ($)      BONUS ($)      OPTIONS/(#)         ($)(1)
---------------------------               ----       ----------      ---------      -----------         ------
Eugene I. Gordon, Ph.D.                   2002         165,873           -             32,000           1,174
  Chairman of the Board and               2001         171,963           -               -              1,174
  Chief Executive Officer                 2000         170,000         20,000            -              1,174


-------------
(1) Represents premiums paid for life insurance polices.

STOCK OPTION GRANTS

The following table sets forth certain information relating to options granted to the Named Executive Officer during 2002.



                                                                   PERCENT OF TOTAL
                                                  NUMBER                OPTIONS
                                               OF SECURITIES          GRANTED TO         EXERCISE
                                            UNDERLYING OPTIONS       EMPLOYEES IN          PRICE        EXPIRATION
NAME                                               GRANTED               2002            PER SHARE          DATE
----                                      ----------------------  ------------------   -------------  ------------


Eugene I. Gordon, Ph.D.                           32,000                 100%              $0.15         10/01/12



YEAR-END OPTION VALUES

The following table sets forth information regarding options held at December 31, 2002 by the Named Executive Officer.



                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                           NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                              SHARES                      UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                             ACQUIRED                      OPTIONS AT FY-END (#)             AT FY-END ($)
                                ON          VALUE          ---------------------             -------------
           NAME            EXERCISE(#)   REALIZED($)    EXERCISABLE   UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
           ----            -----------   -----------    -----------   -------------   -----------  -------------
Eugene I. Gordon, Ph.D.         -             -        211,166       113,334               -             -


COMPENSATION OF DIRECTORS

Directors who are officers or employees of the Company receive no additional cash compensation for service as members of the Board of Directors or any committee of the Board. Each director who is not an employee of the Company generally receives an annual grant of non-qualified stock options to purchase 10,000 shares of common stock. Each option is granted at an exercise price equal to the fair market value per share of common stock on the date of grant, expires ten years from the date of grant, and vests upon the earlier of one year from the date of grant or the day immediately preceding the subsequent annual meeting of stockholders, provided that the director has served on the Board of Directors through that date. Non-employee directors are also reimbursed for out-of-pocket expenses incurred in connection with attendance of meetings of the Board. In 2000, Drs. David, Odrich and Snitzer and Mr. Hittinger each received options to purchase 10,000 shares of common stock at an exercise price of $0.74 per share. In 2001, Drs. David, Odrich and Snitzer and Mr. Hittinger each received options to purchase 10,000 shares of common stock with an exercise price of $0.25 per share. In 2002, Drs. David, Odrich and Snitzer and Mr. Hittinger each received options to purchase 10,000 shares of common stock with an exercise price of $0.94 per share.

EMPLOYMENT AGREEMENTS

In March 1999, the Company and Eugene I. Gordon, its Chairman of the Board and Chief Executive Officer, entered into a three-year employment agreement, which was subsequently amended in March 2002 to extend the term of the agreement through March 15, 2003. The agreement provides for base compensation of $170,000 per year, bonuses aggregating a maximum of $60,000 per year based upon the attainment of certain goals, and other additional compensation as may be determined by the Board of Directors (without the participation of Dr. Gordon) in its sole discretion. The Board of Directors (without the participation of Dr. Gordon) may increase such base compensation in its sole discretion. Under the original agreement, the Company issued to Dr. Gordon options to purchase 150,000 shares of common stock, pursuant to the Company's Stock Option Plan, at an exercise price of $0.89 per share, which was the fair market value per share of the common stock on the date of grant. The options vested ratably over the initial three-year term of the agreement. In addition, in consideration for extending the term of the agreement, Dr. Gordon was to be paid an inducement bonus of $60,000, payable no later than ten days after the proposed merger with VISX was either completed or terminated. VISX had initially agreed to pay this inducement bonus to Dr. Gordon, but failed to make this payment. In lieu of the inducement bonus, the Company issued to Dr. Gordon options to purchase 32,000 shares of the Company's common stock at an exercise price of $0.15 per share. The agreement also provides for payment of up to one year's total compensation if Dr. Gordon's employment with the Company is terminated for any reason other than for cause, death or disability. No bonus was ever paid except for the year 2000.

The agreement can be terminated for cause and contains proprietary information, invention and non-competition provisions, which prohibit disclosure of any of the Company's proprietary information and preclude Dr. Gordon's competition with the Company for a period of two years after the termination of his employment with the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of February 28, 2003 by (i) each person known by the Company to own beneficially more than 5% of the common stock, (ii) each of the Company's directors, (iii) the Company's Chairman of the Board and Chief Executive Officer, and (iv) all of the Company's directors and executive officers as a group. Except as indicated in the footnotes to this table, each beneficial owner named in the table has sole voting and investment power with respect to the shares set forth opposite the beneficial owner's name.


                                                                     SHARES BENEFICIALLY            PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER                                       OWNED                      CLASS
------------------------------------                                       -----                      -----
VISX, Incorporated                                                         3,725,000 (1)              48.8%
   3400 Central Expressway
   Santa Clara, CA 95051
Eugene I. Gordon                                                           1,857,953 (2)              44.6%
   1090 King Georges Post Road
   Suite 301
   Edison, NJ 08837
Edward E. David, Jr.                                                         58,333 (3)                1.5%
William C. Hittinger                                                         38,333 (4)                 *
Ronald B. Odrich                                                             66,333 (5)                1.6%
Elias Snitzer                                                                49,333 (5)                1.2%
All directors and executive officers as a group (6 persons)                2,031,285 (6)              46.9%


--------------------
*        Less than 1% of the common stock.

(1) Consists of 1,040,000 shares of common stock issuable upon conversion of 10,400 shares of the Company's Series B Convertible Preferred Stock and 2,685,000 shares issuable upon exercise of currently exercisable warrants.

(2) Includes 261,166 shares issuable upon exercise of options and warrants excercisable within 60 days of February 28, 2003.

(3) Includes 48,333 shares issuable upon exercise of currently exercisable options.

(4) Consists of shares issuable upon exercise of currently exercisable options.

(5) Includes 38,333 shares issuable upon exercise of currently exercisable options.

(6) Includes 429,498 shares issuable upon exercise of options and warrants exercisable within 60 days of February 28, 2003.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes share and exercise price information about the Company's equity compensation plans as of December 31, 2002.


                                                                                              NUMBER OF SECURITIES
                                                                                             REMAINING AVAILABLE FOR
                                          NUMBER OF SECURITIES                                FUTURE ISSUANCE UNDER
                                           TO BE ISSUED UPON     WEIGHTED-AVERAGE EXERCISE     EQUITY COMPENSATION
                                              EXERCISE OF          PRICE OF OUTSTANDING         PLANS (EXCLUDING
                                          OUTSTANDING OPTIONS,     OPTIONS, WARRANTS AND     SECURITIES REFLECTED IN
PLAN CATEGORY                             WARRANTS AND RIGHTS             RIGHTS                   COLUMN (A))
-------------
                                                  (A)                      (B)                        (C)
Equity  compensation  plans approved by
security holders (1)..................            541,874                      $ .80                    104,703
                                         ----------------       --------------------        -------------------

Equity  compensation plans not approved
by security holders ..................             -                         -                          -
                                         ----------------       --------------------        -------------------

Total.................................            541,874                      $ .80                    104,703
                                         ----------------       --------------------        -------------------


----------------


(1)      This plan consists of the Company's 1994 Stock Option Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During March 1999, Dr. Gordon agreed to make available to the Company a loan of up to $250,000. Under the terms of this agreement, the Company issued to Dr. Gordon warrants to purchase up to 50,000 shares of the Company's common stock and pays a market interest rate on amounts borrowed. At December 31, 2002, amounts advanced under this agreement totaled $160,000 plus interest. Principal amounts outstanding under this loan are due and payable on January 26, 2009.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(A) Reports on Form 8-K.

         On October 24, 2002, the Company filed a Current Report on Form 8-K dated October 17, 2002 reporting in Item 5 thereof the extension of the research and development agreement with VISX for an additional nine month period to July 17, 2003.

         On November 12, 2002, the Company filed a Current Report on Form 8-K dated November 11, 2002 reporting in Item 5 thereof the termination of the merger and research and development agreements with VISX.

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

10.1                Employment  Agreement  between the  Registrant and Eugene I.
                    Gordon, dated as of April 9, 1999 (incorporated herein by reference to Exhibit 10 to the Registrant's Report on Form 10-QSB for the quarter ended June 30, 1999, File No. 1-11765).

10.2 Amendment No. 1 to Employment Agreement between the Registrant and Eugene I. Gordon, dated as of March 13, 2002, (incorporated herein by reference to Exhibit 10.2 to the Registrant's Report on Form 10-KSB for the year ended December 31, 2001, File No. 1-11765).

10.3 Amendment No. 2 to Employment Agreement between the Registrant and Eugene I. Gordon, dated as of August 26, 2002 (incorporated herein by reference to Exhibit 10.4 to the Registrant's Report on Form 10-QSB for the quarter ended September 30, 2002, File No. 1-11765).

10.4 The Medjet Inc. 1994 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form SB-2, Registration No. 333-3184).

10.5 Agreement of Lease between the Registrant and Linpro Edison Land Limited, dated May 13, 1994 (incorporated herein by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form SB-2, Registration No. 333-3184).

10.6 First Amendment to Lease between the Registrant and BCE Associates, L.P., dated February 28, 1996 (incorporated herein by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form SB-2, Registration No. 333-3184).

10.7 Second Amendment to Lease between the Registrant and BCE Associates, L.P., dated December 13, 1996 (incorporated herein by reference to Exhibit 10.11 to the Registrant's Report on Form 10-KSB for the year ended December 31, 1996, File No. 1-11765).

  EXHIBIT                                 DESCRIPTION OF
  NUMBER                                     DOCUMENT
  ------                                     --------


10.8 Third Amendment to Lease between the Registrant and BCE Associates, L.P., dated March 25, 1999 (incorporated herein by reference to Exhibit 10.6 to the Registrant's Report on Form 10-KSB for the year ended December 31, 1999, File No. 1-11765).

10.9 Research, Development and Experimental Cost Sharing Agreement, dated as of August 17, 2001, by and between the Registrant and VISX, Incorporated (incorporated herein by reference to Exhibit 10.9 to the Registrant's Report on Form 10-KSB/A for the year ended December 31, 2001, File No. 1-11765).

10.10 Amendment of Research, Development and Experimental Cost Sharing Agreement, dated as of August 16, 2002, (the "Agreement") by and between the Registrant and VISX, Incorporated (incorporated herein by reference to Exhibit
                    10.1 to the Registrant's Report on Form 10-QSB for the quarter ended September 30, 2002, File No. 1-11765).

10.11 Amendment No. 2 of Research, Development and Experimental Cost Sharing Agreement, dated as of August 23, 2002, (the "Agreement") by and between the Registrant and VISX, Incorporated (incorporated herein by reference to Exhibit
                    10.2 to the Registrant's Report on Form 10-QSB for the quarter ended September 30, 2002, File No. 1-11765).

10.12 Amendment No. 3 of Research, Development and Experimental Cost Sharing Agreement, dated as of August 27, 2002, (the "Agreement") by and between the Registrant and VISX, Incorporated (incorporated herein by reference to Exhibit
                    10.3 to the Registrant's Report on Form 10-QSB for the quarter ended September 30, 2002, File No. 1-11765).

23.1                Consent of Independent Auditors.

24.1                Power of Attorney (included on signature page).

99.1 Certification Pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification Pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. CONTROLS AND PROCEDURES

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

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Edison, State of New Jersey, on the 31ST day of March 2003.

                                                      MEDJET INC.

                                                   By: /s/ Eugene I. Gordon
                                                       Eugene I. Gordon,
                                                       Chairman of the Board and
                                                       Chief Executive Officer



KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Eugene I. Gordon and Teresa R. Mathias, and each of them individually, his true and lawful attorney-in-fact, proxy and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to act on, sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, proxies and agents, and each of them individually, full power and authority to do and perform each and every act and thing necessary and appropriate to be done in and about the premises, as fully as he might or could do in person, hereby approving, ratifying and confirming all that said attorneys-in-fact, proxies and agents or any of his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.



              SIGNATURE(S)                           TITLE(S)                                DATE
----------------------------------------------------------------------------------------------------------
         /s/ Eugene I. Gordon                Chairman of the Board and                  March 31, 2003
         -----------------------------
         Eugene I. Gordon                    Chief Executive Officer

         /s/ Teresa R. Mathias               Vice President - Finance and               March 31, 2003
         -----------------------------
         Teresa R. Mathias                   Human Resources

         /s/ Edward E. David, Jr.            Director                                   March 31, 2003
         -----------------------------
         Edward E. David, Jr.

                                             Director                                   March 31, 2003
         -----------------------------
         William C. Hittinger

         /s/ Ronald B. Odrich                Director                                   March 31, 2003
         -----------------------------
         Ronald B. Odrich

                                             Director                                   March 31, 2003
         -----------------------------
         Elias Snitzer


         I, Eugene I. Gordon, Ph.D., certify that:

         1. I have reviewed this annual report on Form 10-KSB of Medjet Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there was significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

                                                 By: /s/ Eugene I. Gordon, Ph.D.
                                                     Eugene I. Gordon, Ph.D.
                                                     Chief Executive Officer


         I, Teresa R. Mathias, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Medjet Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there was significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

                                                     By: /s/ Teresa R. Mathias
                                                     Teresa R. Mathias
                                                     Vice President - Finance
                                                     and Human Resources

                                INDEX OF EXHIBITS


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

10.1                Employment  Agreement  between the  Registrant and Eugene I.
                    Gordon, dated as of April 9, 1999 (incorporated herein by reference to Exhibit 10 to the Registrant's Report on Form 10-QSB for the quarter ended June 30, 1999, File No. 1-11765).

10.2 Amendment No. 1 to Employment Agreement between the Registrant and Eugene I. Gordon, dated as of March 13, 2002, (incorporated herein by reference to Exhibit 10.2 to the Registrant's Report on Form 10-KSB for the year ended December 31, 2001, File No. 1-11765).

10.3 Amendment No. 2 to Employment Agreement between the Registrant and Eugene I. Gordon, dated as of August 26, 2002 (incorporated herein by reference to Exhibit 10.4 to the Registrant's Report on Form 10-QSB for the quarter ended September 30, 2002, File No. 1-11765).

10.4 The Medjet Inc. 1994 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form SB-2, Registration No. 333-3184).

10.5 Agreement of Lease between the Registrant and Linpro Edison Land Limited, dated May 13, 1994 (incorporated herein by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form SB-2, Registration No. 333-3184).

10.6 First Amendment to Lease between the Registrant and BCE Associates, L.P., dated February 28, 1996 (incorporated herein by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form SB-2, Registration No. 333-3184).

10.7 Second Amendment to Lease between the Registrant and BCE Associates, L.P., dated December 13, 1996 (incorporated herein by reference to Exhibit 10.11 to the Registrant's Report on Form 10-KSB for the year ended December 31, 1996, File No. 1-11765).

  EXHIBIT                                 DESCRIPTION OF
  NUMBER                                     DOCUMENT
  ------                                     --------


10.8 Third Amendment to Lease between the Registrant and BCE Associates, L.P., dated March 25, 1999 (incorporated herein by reference to Exhibit 10.6 to the Registrant's Report on Form 10-KSB for the year ended December 31, 1999, File No. 1-11765).

10.9 Research, Development and Experimental Cost Sharing Agreement, dated as of August 17, 2001, by and between the Registrant and VISX, Incorporated (incorporated herein by reference to Exhibit 10.9 to the Registrant's Report on Form 10-KSB/A for the year ended December 31, 2001, File No. 1-11765).

10.10 Amendment of Research, Development and Experimental Cost Sharing Agreement, dated as of August 16, 2002, (the "Agreement") by and between the Registrant and VISX, Incorporated (incorporated herein by reference to Exhibit
                    10.1 to the Registrant's Report on Form 10-QSB for the quarter ended September 30, 2002, File No. 1-11765).

10.11 Amendment No. 2 of Research, Development and Experimental Cost Sharing Agreement, dated as of August 23, 2002, (the "Agreement") by and between the Registrant and VISX, Incorporated (incorporated herein by reference to Exhibit
                    10.2 to the Registrant's Report on Form 10-QSB for the quarter ended September 30, 2002, File No. 1-11765).

10.12 Amendment No. 3 of Research, Development and Experimental Cost Sharing Agreement, dated as of August 27, 2002, (the "Agreement") by and between the Registrant and VISX, Incorporated (incorporated herein by reference to Exhibit
                    10.3 to the Registrant's Report on Form 10-QSB for the quarter ended September 30, 2002, File No. 1-11765).

23.1                Consent of Independent Auditors.

24.1                Power of Attorney (included on signature page).

99.1 Certification Pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification Pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.