Form 10QSB
period 2003-03-31
MEDJET INC
filed 2003-05-15
CIK 932265

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003


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

         As of May 10, 2003, 3,901,431 shares of Common Stock, par value $.001 per share, were outstanding.

         Transitional Small Business Disclosure Format:   Yes  |_|   No   |X|




================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   MEDJET INC.
                          (A Development Stage Company)
                         Condensed Interim Balance Sheet
                                 March 31, 2003
                                   (Unaudited)

                                     ASSETS

Current Assets:
   Cash and cash equivalents                                                    $        299,716
   Prepaid expenses                                                                       11,086
                                                                                 ---------------
               Total Current Assets                                                      310,802
                                                                                 ---------------

Property and Equipment - less accumulated depreciation of $402,277                        44,554
Patents and Trademarks - less accumulated amortization of $60,056                        291,477
Security deposits                                                                          4,837
                                                                                 ---------------

              Total Assets                                                      $        651,670
                                                                                 ===============


                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued liabilities                                     $         79,948
   Notes payable - Officer                                                               160,000
   Income Tax Payable                                                                     21,858
   Deferred Rental Obligation                                                              8,852
   Deferred income-merger option                                                               -
                                                                                 ---------------
              Total Liabilities                                                          270,658
                                                                                 ---------------

Stockholders' Equity:
   Common stock, $.001 par value, 30,000,000 shares authorized,
    3,935,220 shares issued and 3,901,431 shares outstanding                               3,935
   Preferred stock, $.01 par value, 1,000,000 shares authorized, 10,400 shares
    designated as Series B Convertible Preferred issued and outstanding                      104
   Additional paid-in capital                                                          7,985,298
   Accumulated deficit (including deficit accumulated during development stage of $9,253,366 of which $1,556,204 was applied to additional
    paid-in capital upon conversion from an "S" to a "C" corporation)                (7,606,625)
   Less: Treasury stock, 33,789 shares, at cost                                          (1,700)
                                                                                 ---------------
              Total Stockholders' Equity                                                 381,012
                                                                                 ---------------

Total Liabilities and Stockholders' Equity                                      $        651,670
                                                                                 ===============


            See notes to the condensed interim financial statements.

                                   MEDJET INC.

                          (A Development Stage Company)
                   Condensed Interim Statements of Operations

               For The Three Months Ended March 31, 2003 and 2002
   And The Period From December 16, 1993 (Date of Inception) to March 31, 2003
                                   (Unaudited)



                                                   Three Months Ended                           Period from
                                                       March 31,                                December 16,
                                      ---------------------------------------------          1993 (Inception) to
                                              2003                    2002                     March 31, 2003
                                      ----------------------  ---------------------  -----------------------------------
 Revenues:
 Revenue                                                $ -              $ 654,956                       $    4,884,303
                                      ----------------------  ---------------------  -----------------------------------
 Total revenues                                         $ -              $ 654,956                       $    4,884,303
                                      ----------------------  ---------------------  -----------------------------------

 Expenses:
 Research, development,
      general and administrative                    194,000                806,636                           15,568,431
                                      ----------------------  ---------------------  -----------------------------------
 Total expenses                                     194,000                806,636                           15,568,431
                                      ----------------------  ---------------------  -----------------------------------

 Loss from Operations                              (194,000)              (151,680)                         (10,684,128)

 Other Income (Expense):
 Merger Option Income                                     -                125,000                              500,000
 Other Income                                             -                      -                                5,154
 Interest Income                                        798                  1,372                              351,873
 Interest Expense                                    (1,814)                (2,320)                            (101,983)
                                      ----------------------  ---------------------  -----------------------------------
                                                     (1,016)               124,052                              755,044
                                      ----------------------  ---------------------  -----------------------------------

 Income (Loss) Before Income Tax                   (195,016)               (27,628)                          (9,929,084)

 State  Income tax (Benefit)                          1,020                      -                             (817,790)
                                      ----------------------  ---------------------  -----------------------------------

 Net Income (Loss)                                 (196,036)               (27,628)                          (9,111,294)

 Dividends on Preferred Stock                             -                      -                              184,923
                                      ----------------------  ---------------------  -----------------------------------

 Net Income (Loss) Attributable to
     Common Shareholders                         $ (196,036)             $ (27,628)                       $  (9,296,217)
                                      ======================  =====================  ===================================

Earnings (Loss) per share:

          Basic                                   $   (0.05)             $   (0.01)                        $      (2.77)
                                      ======================  =====================  ===================================
          Diluted                                 $   (0.05)             $   (0.01)                        $      (2.77)
                                      ======================  =====================  ===================================

Weighted average shares used to
  compute net income (loss) per
  share:
          Basic                                   3,901,431              3,901,431                            3,355,013
                                      ======================  =====================  ===================================
          Diluted                                 3,901,431              3,901,431                            3,355,013
                                      ======================  =====================  ===================================

            See notes to the condensed interim financial statements.

                                   MEDJET INC.
                          (A Development Stage Company)
                   Condensed Interim Statements of Cash Flows
               For The Three Months Ended March 31, 2003 and 2002
   And The Period From December 16, 1993 (Date of Inception) to March 31, 2003
                                   (Unaudited)

                                                                                                              Period from

                                                                        For the Three Months Ended           December 16,
                                                                                 March 31,                1993 (Inception) to
                                                                        ----------------------------
                                                                            2003           2002             March 31, 2003
                                                                        --------------  ------------     ----------------------

Cash Flows from Operating Activities                                  $     (107,542) $     204,409    $           (7,671,846)

Cash Flows from Investing Activities                                          (2,430)       (31,167)               (1,020,304)

Cash Flows from Financing Activities                                               -             -                  8,991,867
                                                                        -------------   -----------      --------------------

Net Increase (Decrease) in Cash and Cash Equivalents                        (109,972)       173,242                   299,717

                    Cash and Cash Equivalents - Beginning of Period          409,689        213,477                          -
                                                                        -------------   -----------      ---------------------


                    Cash and Cash Equivalents - End of Period         $      299,717  $     386,719    $              299,717
                                                                        -------------   -----------      ---------------------



Supplemental Disclosures of Cash Flow Information:

                    Cash paid for:
                       Income taxes                                   $        1,020  $           -    $                1,860
                                                                        =============  ============     ======================
                       Interest expense                               $        1,814 $       2,320     $               75,492
                                                                        ============== ============     ======================


            See notes to the condensed interim financial statements.

                                   MEDJET INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  NOTES TO THE
                     CONDENSED INTERIM FINANCIAL STATEMENTS

NOTE A - NATURE OF ORGANIZATION AND BASIS OF PRESENTATION:

         (1) Nature of Organization:

          Medjet Inc. (the "Company") was incorporated in the State of Delaware on December 16, 1993, and is in the development stage. The Company is engaged in research and development of medical technology, utilizing small-diameter, liquid microjets moving at various speeds above supersonic, depending on the specific application, with a current emphasis on dental surgical technology and equipment.

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

          The Condensed Interim Financial Statements included herein reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2003.

NOTE B -  NET INCOME (LOSS) PER SHARE:

          Basic net income (loss) per share, in accordance with the provisions of Financial Accounting Standards No. 128, "Earnings Per Share," is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the period. Diluted net income per share includes additional dilution from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and warrants outstanding and the conversion of preferred stock. Common Stock equivalents for the three months ended March 31, 2003, and for the three months ended March 31, 2002, and for the period from December 16, 1993 (inception) to March 31, 2003, have not been included in the computation of dilutive loss per share as the effect would be anti-dilutive.

ITEM 2.           MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OR PLAN OF OPERATION

This Quarterly Report on Form 10-QSB, including any documents that are incorporated by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Generally, such statements are indicated by words or phrases such as "anticipates," "expects," "intends," "believes" and similar words and phrases. Such statements are based on the Company's current expectations and are subject to risks, uncertainties and assumptions. Certain of these risks are described or referred to below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected, intended or believed.

GENERAL

The Company is engaged in research and development for manufacture of medical technology and has developed a proprietary technology and derivative devices based on microjets. The Company expects, during the remainder of 2003, to continue its research and development activities, focusing principally on dental technology and equipment. The Company is a development stage company. The Company had no revenues in the three-month period ended March 31, 2003, and the Company anticipates that it has cash on hand to fund the Company's working capital and capital expenditure requirements through July 2003. The report of independent certified public accountants to the Company's financial statements for the year ended December 31, 2002 contains an explanatory paragraph that there is substantial doubt as to the Company's ability to continue as a going concern.

In August 2001, the Company, VISX, Inc. ("VISX"), a U.S. provider of equipment for the vision correction procedure known as the Laser Ablation System for In-situ Keratomileusis ("LASIK"), and a subsidiary of VISX ("Merger Sub") entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement"), which provided, among other things, for the potential merger of Merger Sub with and into the Company, at VISX's option. In connection with the execution of the Merger Agreement, the Company and VISX also entered into a separate one-year research and development agreement. VISX had the option to terminate the Merger Agreement at any time during the one-year period following the date of its execution for any or no reason.

In August 2002, the Company and VISX amended various agreements in connection with the proposed merger of Merger Sub with and into the Company. The Company and a wholly-owned Cayman subsidiary of VISX ("Affiliate") entered into an amendment and assignment of the one-year research and development agreement originally executed in August 2001. The amendment extended the term of the research and development agreement to October 17, 2002, and granted VISX the option to extend the term to July 17, 2003, in order to allow the Company additional time to pursue the research and development activities set forth in the agreement.

The Company and Merger Sub also amended the Merger Agreement to extend the termination date of the Merger Agreement to October 17, 2002, and provided for an automatic extension of the termination date of the Merger Agreement to July 17, 2003, if the term of the research and development agreement was similarly extended. In October 2002, Affiliate elected to extend the term of the research and development agreement to July 17, 2003, thereby extended the Merger Agreement to the same date.

In November 2002, VISX elected to exercise their right and terminate the Merger Agreement. On November 11, 2002, VISX paid the Company the $250,000 termination fee as provided in the Merger Agreement. In addition, Affiliate elected to terminate the research and development agreement.

After the termination of the Merger Agreement, the Company initially sought another strategic partner, purchaser or licensee of its microjet microkeratome. However, during 2002, the number of LASIK procedures fell well below the anticipated rates and the prospects for 2003 and the years beyond are not encouraging. The price of LASIK procedures has also seen serious degradation. The Company believes that other companies with which it might pursue a strategic relationship involving its microkeratome share a similar view of the market. As a result, the Company has currently discontinued its microkeratome development efforts until additional financing can be procured.

APPLICATIONS OF THE COMPANY'S TECHNOLOGY

The Company believes that microjets will bring new surgical capability and performance to the clinic or operating room and may become the standard of care for the treatment of several diseases and conditions. The Company intends to develop additional product applications provided adequate funds become available.

Dentistry

Based on the Company's product-development criteria, the next area identified for development is treatment of dental caries. Development of such treatment began in February 2003. The dental caries is a progressive, infected and decayed portion of a tooth. A break in the enamel allows the dentin (calcareous material similar to but harder and denser than bone that composes the principal mass of a tooth making up the hard portion of the tooth) to be infected. Unchecked, the decayed region enlarges, potentially leading to nerve involvement, pain, temperature sensitivity, and ultimately loss of the structural integrity of the tooth. The standard treatment for dental caries is to remove the decayed, infected portion within the dentin and to fill the resulting cavity. The removal process involves drilling out the affected area of the tooth until only sound dentin remains. More recently, dental lasers have come into use for removing the caries. Not all regions of the tooth are readily accessed by the drill or laser.

The Company has developed a unique technology whereby a fine beam of high-speed slurry (which is a mixture of sterile water and a fine aluminum oxide abrasive) quickly and quietly drills small diameter holes through the tooth enamel and dentine, without chipping or cracking the structure of the tooth.
The drilling process is free of vibration, heat and smell and the Company believes the drilling process will be painless to patients in most cases. The holes created by this process should allow access to a cavity within the tooth containing carious material. The beam would then switch to sterile water, without an abrasive, and quickly wash out the carious material without damaging the dentin surrounding the cavity. The cavity is then ready for filling through the initial access hole. The Company believes that the special filling material that can be used as an alternate to the conventional amalgam will be longer lasting and more esthetically pleasing. Based on its limited experiments and observations to date with a prototype device, the Company believes that a dental procedure based on this technology is feasible.

The Company believes that its drilling process could be more cost effective than both the old drill and burr technology and the new laser technology. The same equipment can be used to clean teeth and allow various procedures in periodontistry.

Although the Company's experiments with dental procedures have been limited, and its prototype is the early stages of development and has not yet been confirmed on live patients, the Company believes that the treatment, if perfected, may require no anesthesia in many circumstances and that the associated time and cost saving and the perceived advantages of the microjet technique over traditional treatments are potentially significant. Possible other advantages include reduced vibration and noise. An important feature is that the volume of dentin removed is greatly reduced compared to drilling, limiting the potential for nerve involvement and preserving as much as possible the integrity of the tooth. Hence, the capability may be called "microdentistry."

A preliminary associated handpiece and pump have been developed and constructed, but the Company has not yet constructed a complete working prototype of a microjet dental device. Based on its own internal market study, the Company believes that a significant market potentially exists for this procedure and product.

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

As discussed above, the Company has currently discontinued its microkeratome development efforts until additional financing can be procured.

The Company anticipates that the Company's cash on hand will be sufficient to fund the Company's working capital and planned capital expenditure requirements through July 2003.

However, the Company will require additional financing in order to maintain its current operations beyond that date. The Company has no current arrangements with respect to any additional financing and, pursuant to the terms of the Merger Agreement with VISX, was precluded from seeking such additional financing while that agreement was effective. Consequently, there can be no assurance that any additional financing will be available to the Company on commercially reasonable terms or at all. The Company intends to use the proceeds from any additional financing to develop products for dentistry and skin treatment based on its patented waterjet approach. However, there can be no assurance that the proceeds obtained by the Company as a result of such financing would be sufficient to fund the Company's future development efforts or that such efforts to develop products for dentistry and skin treatment will be successful. The failure to obtain additional financing would have a material adverse effect on the Company, including causing a substantial reduction in or termination of the Company's operations.

RESULTS OF OPERATIONS

The Company has not yet initiated sales of its products. The Company generated no revenues during the three-month period ended March 31, 2003, and generated $654,956 of revenues for the comparable period in 2002. The revenues generated during the three months ended March 31, 2002 resulted almost entirely from the prior research and development agreement with VISX. As a result of the termination of the research and development agreement with VISX, the Company currently has no source of revenues.

Total expenses during the three months ended March 31, 2003 decreased by $612,636 to $194,000 from $806,636 for the comparable period of 2002. This decrease was primarily due to decreases in purchases for materials, testing and analysis and other costs associated with continuing development activities. Total expenses for the three months ended March 31, 2002 included charges of $154,000 resulting from the amortization of the value of the warrant to purchase 1,320,000 shares of the Company's common stock issued to VISX in connection with the execution of the Merger Agreement and the research and development agreement. The total deferred charge of $616,000 in connection with the issuance of this warrant was amortized over the one-year period corresponding to the original one-year term of the research and development agreement, which term was from August 17, 2001 through August 17, 2002.

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

Net interest (expense) for the three months ended March 31, 2003 was $(1,016) compared to $(948) for the comparable period of 2002. This decrease resulted principally from decreased interest expense relating to the loan provided by the Company's Chief Executive Officer due to lower interest rates and a decrease in interest income resulting from a decrease cash and cash equivalents.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, the Company's cash and cash equivalents was $299,716 and its working capital was $40,144.

During March 1999, Eugene I. Gordon, Ph.D., the Company's Chairman, Chief Executive Officer, Secretary and Treasurer, agreed to make available to the Company an unsecured loan of up to $250,000. Under the terms of this agreement, the Company issued warrants to Dr. Gordon to purchase up to 50,000 shares of the Company's unregistered common stock and agreed to pay a market interest rate on amounts borrowed. Through March 31, 2003, amounts borrowed by the Company under this agreement totaled $160,000. As of March 31, 2003, the amount owed to Dr. Gordon was $160,000 with interest paid monthly. Principal amounts outstanding under this loan are due and payable on January 26, 2009.

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

As shown in the accompanying financial statements, the Company incurred net losses of $196,036 during the three month periods ended March 31, 2003. As of March 31, 2003, the Company's cash was $299,716.

In light of the current market capitalization of the Company, it would be highly dilutive to the Company's current stockholders if the Company were to obtain the level of financing necessary to fund the Company's business plans and operation from an equity investor. However, management believes that the Company's technology is extremely valuable. The Company has identified three areas of importance: dentistry, treatment of skin conditions through a non-contact, broad area, subdermal injection of drugs and vision correction surgery (which the Company is not currently pursuing until additional financing can be procured).

The Company's current strategy is to create three new subsidiaries, one of which will target dentistry, one of which will target skin conditions and one of which will target vision correction surgery. The Company will prepare business plans and seek funding for each newly-created subsidiary. The subsidiaries would be partly owned by such new funding sources and partly owned by the Company. The individual subsidiaries will concentrate on the research, development, regulatory activity and marketing that is required for its identified line of business. The Company would then license the Company's intellectual property and make available other properties needed by each subsidiary. To the extent that the Company provides space, facilities and support, each of the subsidiaries will make payments to the Company for its services. The Company is actively seeking funding for each subsidiary.

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

Patents

Costs incurred in connection with patent applications, principally legal and consulting fees, are capitalized. Once a patent is granted, these costs are amortized over the lesser of the life of the patent, generally 20 years, or the estimated future economic life of the technology underlying the patent. Once the amortization period begins, management continues to evaluate the estimated future economic life of the patents. Should it be determined that a shorter life is estimated, than the original estimated future life, the amortization period is adjusted accordingly. Should a patent application be abandoned or not approved, the costs incurred in connection with the application are expensed.

At March 31, 2003, unamortized patent costs amount to $289,937 and are included in the balance sheet under the caption Patents and Trademarks (trademark costs are $1,540).

Revenue Recognition

The Company had no revenues for the three months ended March 31, 2003. The Company's revenues for the three months ended March 31, 2002 were derived from payments from

VISX pursuant to the research and development agreement that the Company and VISX executed in August 2001.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

QUALIFICATION IN THE REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS RELATING TO THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN; ACCUMULATED DEFICIT AND HISTORY OF OPERATING LOSSES; ANTICIPATED FUTURE LOSSES. The report of independent certified public accountants on the Company's audited financial statements for the year ended December 31, 2002 contained an explanatory paragraph stating that there is a substantial doubt as to the Company's ability to continue as a going concern. The audited financial statements did not include any adjustments that might result from the outcome of such uncertainty. The Company incurred operating losses of $194,000 and $151,680 for the three months ended March 31, 2003 and 2002, respectively, and, at March 31, 2003, had an accumulated deficit of $7,606,625. The Company expects that it will continue operating at a loss until, at the earliest, the Company generates sufficient revenues to offset the cost of its operations, including its continuing product development efforts. The Company's future level of revenues and potential profitability depend on many factors, including the Company's ability to obtain additional financing. There can be no assurance that the Company will experience any significant growth in revenues (or even sustain historic revenue levels) in the future or that the Company will ever achieve profitability.

DEVELOPMENT STAGE COMPANY. The Company is in the development stage, and its business remains subject to all of the risks inherent in the establishment of a new business enterprise. The likelihood of success of the Company must be considered in light of the problems, expenses, complications and delays frequently encountered in connection with the formation of a new business, the development of new products, the competitive and regulatory environment in which the Company is operating and the possibility that its activities will not result in the development of any commercially viable products. There can be no assurance that the Company's activities will ultimately result in the development of commercially saleable or useful products. The Company has not sold any products.

Since February 2003, the Company's research and development activities are concentrated on dental procedures. The vision correction device research has been discontinued until additional funding can be procured.

NO SALES REVENUES; UNCERTAIN PROFITABILITY. No sales revenues are expected until, and only if, the Company begins commercial marketing of the Company's dental, microkeratome, or other products or the Company sells or licenses its technology to a third party. Commercial marketing of the Company's products in the U.S. will be contingent upon obtaining FDA permission or approval and possibly the approval of other governmental agencies. Regulatory clearance procedures are often extremely time consuming, expensive and uncertain. Accordingly, there can be no assurance that the Company will be successful in obtaining marketing clearance of its devices or that, if such devices are cleared, it will be able to generate sufficient revenues to operate on a profitable basis.

NEED FOR FUTURE FINANCING. The Company will require additional capital before, if ever, it reaches profitability and positive cash flow. As a result, the Company will be required to raise additional funds through public or private financing, including grants that may be available for its research and development. There can be no assurance, however, that the Company will be able to obtain additional financing on terms favorable to it, if at all. If adequate funds are not available to satisfy short-term or long-term capital requirements, the Company may be required to eliminate its product development activities, limit its operations significantly, and modify its business strategy. The failure of the Company to obtain any other acceptable financing would have a material adverse effect on the plans and operations of the Company. Without additional financing, the Company will be unable to maintain its current operations and carry out its business plans. The Company has no current understandings or commitments to obtain any additional financing from the sale of its securities or otherwise. Additional financing from the sale of its securities would result in dilution of the Company's then current stockholders.

DEPENDENCE UPON A KEY OFFICER; ATTRACTION AND RETENTION OF KEY PERSONNEL. The business of the Company is highly dependent upon the active participation of its founder, Chairman of the Board, Chief Executive Officer, Secretary and Treasurer, Dr. Eugene I. Gordon, age 72. The loss or unavailability to the Company of Dr. Gordon would have a material adverse effect on the Company's business prospects and potential earning capacity. The recruitment of skilled scientific personnel is critical to the Company's success. There can be no assurance that it will be able to continue to attract and retain such personnel in the future. In addition, the Company's expansion into areas and activities requiring additional expertise, clinical testing, governmental approvals, production and marketing of the Company's products (which would be required if the Company does not enter into licensing arrangements) is expected to place increased demands upon the Company's financial resources and corporate structure. The Company expects to satisfy such demands, if they arise, through the hiring of additional management personnel and the development of additional expertise by existing management.

NO ASSURANCE OF FDA AND OTHER REGULATORY APPROVAL OR CLEARANCE. The Company's proposed medical devices are subject to regulation by the FDA under the Federal Food, Drug and Cosmetics Act (the "FD&C Act") and implementing regulations. Pursuant to the FD&C Act, the FDA regulates, among other things, the development, manufacture, labeling, distribution, and promotion of medical devices in the United States.

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

At present, the Company's products (although still in development stage) are its dental waterjet and microkeratomes. The Company expects that these products will be, if and when commercially available, its sole products for an indefinite period of time. The Company's present narrow focus on particular products makes the Company vulnerable to the development of superior competing products and changes in technology that could eliminate the need for the Company's products. There can be no assurance that significant changes in the foreseeable future in the need for the Company's products or the desirability of those products will not occur.

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

INFRINGEMENT CLAIMS; LITIGATION. The Company's competitors and potential competitors may intentionally infringe the Company's patents. Third parties may also assert infringement claims or other claims against the Company. The defense and prosecution of patent suits and other lawsuits are both costly and time-consuming, even if the outcome is favorable to the Company. If any of the Company's products are found to infringe upon the patents or proprietary rights of another party, the Company may be required to obtain licenses under such patents or proprietary rights of such other party. No assurance can be given that any such licenses would be made available on terms acceptable to the Company, if at all. If required licenses were to be unavailable, the Company could be prohibited from using, marketing or selling certain technology and devices and such prohibition could have a material adverse effect on the Company. Third parties may seek damages that exceed the Company's insurance coverage or that are not insured. If the Company sustains damages greater than its insurance coverage, or actions are brought for damages that are not insured, there could be a material adverse effect on the Company's cash available to maintain its current operations and carry out its business plans.

The Company is currently involved in ongoing patent litigation and has recently been named as a defendant, among others, in an action initiated by a former employee of the Company, each as described under Part II, Item 1. "Legal Proceedings."

COMPETITIVE TECHNOLOGIES, PROCEDURES AND COMPANIES. The Company is engaged in a rapidly evolving field. We believe there are companies, both public and private, universities and research laboratories engaged in research activities relating to dental drilling and cavity treatment. We believe that competition from these companies, universities and laboratories will be intense and will increase over time. The Company's potential products for dental drilling and cavity treatment will not compete with other presently existing forms of treatment for dental disorders, including mechanical drills and burrs, as well as other technologies under development. The main current technology, involving more than 90% of the practice, is the use of mechanical drills and burrs. There are expensive laser devices for removing caries and air abrasion systems for drilling holes. Neither have been well accepted. Based on experiments, the Company believes that its proposed dental waterjet system will be able to drill holes and remove areas of enamel and dentin, as well as clean out caries and remove tartar and plaque. There can be no assurance that the Company's competitors will not succeed in developing technologies, procedures or products that are more effective or economical than those being developed by the Company or that would render the Company's technology and proposed products obsolete or noncompetitive or that would allow for the bypassing of the Company's patents. Furthermore, in connection with the commercial sale of its products, the Company will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which the Company has no experience.

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

In October 1998, the lawsuit brought in U.S. District Court by NJIT was dismissed on jurisdictional grounds. Without appealing the first dismissal, in April 1999, NJIT commenced a second action in U.S. District Court. NJIT again alleged that the defendants failed to name a NJIT professor and/or a NJIT research associate as co-inventors of the Company's Lamellar Patent and breached fiduciary duties and contractual obligations owed to NJIT. As in the first federal court action, NJIT sought monetary damages, an order directing that this patent, related foreign patents and patent applications be assigned and transferred to NJIT, a declaratory judgment that all of the claims of the Company's Lamellar Patent are invalid and unenforceable against NJIT and an order amending the named inventors of the Company's

Lamellar Patent to include the NJIT professor and/or the NJIT research associate. In June 2000, the motion filed by the Company to dismiss the action against the Company, Dr. Gordon and the former employee of the Company, was granted by the U.S. District Court. In July 2000, NJIT appealed this decision to the Federal Circuit Court of Appeals. On October 1, 2002, the Federal Circuit Court of Appeals ruled that res judicata did not apply to the 1999 lawsuit, and therefore reversed the decision of the U.S. District Court and remanded the lawsuit back to the U.S. District Court for proceedings on the merits. NJIT expressed interest in avoiding the cost of a trial and requested mediation. The Company agreed and a mediator was identified. A mediation meeting was conducted April 1, 2003 and the parties intend to conduct additional meetings. A status conference is scheduled for July 8, 2003 before the U.S. District Court in the event that the parties are unable to resolve the litigation in mediation. Given the reduced interest in moving forward with the microkeratome product and due to claim deficiencies in the patent at issue, resolution of the entire issue is not particularly important to the Company and the Company believes the potential for reaching an agreement is high.

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

Recent Developments

In May 2003, the Company, its Chief Executive Officer and one of its current directors, VISX and other parties were named as defendants in a lawsuit by a former employee of the Company. The related complaint alleges, among other things, that defendants violated the New Jersey Law Against Discrimination, tortuously interfered with a contract between the plaintiff and the Company, tortuously interfered with the prospective economic gain of the plaintiff and intentionally inflicted emotional distress on the plaintiff. This lawsuit is in its earliest stages. The Company believes that it has meritorious defenses to each of the plaintiff's claims, but the Comapny cannot predict the ultimate outcome of this lawsuit as it is subject to many uncertainties.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)    Exhibits

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

Dated:   May 15, 2003                       MEDJET INC.


                                               /s/ Eugene I. Gordon, Ph.D.
                                            -------------------------------
                                            Eugene I. Gordon, Ph.D.
                                            Chairman of the Board,
                                            Chief Executive Officer,
                                            Secretary and Treasurer
                                            (Principal Executive Officer)

                                               /s/ Teresa R. Mathias
                                            -------------------------------
                                            Teresa R. Mathias
                                            Vice President - Finance and
                                            Human Resources
                                            (Principal Financial and
                                            Accounting officer)

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

Date:  May 15, 2003

                                          By:  /s/ Eugene I. Gordon, Ph.D.
                                               ---------------------------
                                               Eugene I. Gordon, Ph.D.
                                               Chief Executive Officer


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

Date:  May 15, 2003

                                          By:  /s/ Teresa R. Mathias
                                               -----------------------
                                               Teresa R. Mathias
                                               Vice President - Finance and
                                               Human Resources