Form 10QSB
period 2003-06-30
MEDJET INC
filed 2003-08-14
CIK 932265

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003

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

         As of August 11, 2003, 3,901,431 shares of Common Stock, par value $.001 per share, were outstanding.

         Transitional Small Business Disclosure Format: Yes |_|     No  X|




================================================================================

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   MEDJET INC.
                          (A Development Stage Company)
                         Condensed Interim Balance Sheet
                                  June 30, 2003
                                   (Unaudited)

                                     ASSETS


Current Assets:
  Cash and cash equivalents                                                     $        128,547
  Prepaid expenses                                                                         7,183
                                                                                  ---------------
             Total Current Assets                                                        135,730
                                                                                  ---------------

Property and Equipment - less accumulated depreciation of $409,701                        37,129
Patents and Trademarks - less accumulated amortization of $62,655                        296,982
Security deposits                                                                          4,837
                                                                                  ---------------

              Total Assets                                                      $        474,678
                                                                                  ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities                                      $        113,764
  Notes payable - Officer                                                                160,000
  Income Tax Payable                                                                           -
  Deferred Rental Obligation                                                               7,651
  Deferred income-merger option                                                                -
                                                                                  ---------------
              Total Liabilities                                                          281,415
                                                                                  ---------------


Stockholders' Equity:
  Common stock, $.001 par value, 30,000,000 shares authorized,
  3,935,220 shares issued and 3,901,431 shares outstanding                                 3,935
  Preferred stock, $.01 par value, 1,000,000 shares authorized, 10,400 shares
  designated as Series B Convertible Preferred issued and outstanding                        104
  Additional paid-in capital                                                           7,985,298
  Accumulated deficit (including deficit accumulated during development stage of $9,253,366 of which $1,556,204 was applied to additional
  paid-in capital upon conversion from an "S" to a "C" corporation)                   (7,794,374)
  Less: Treasury stock, 33,789 shares, at cost                                            (1,700)
                                                                                  ---------------
              Total Stockholders' Equity                                                 193,263
                                                                                  ---------------


Total Liabilities and Stockholders' Equity                                      $        474,678
                                                                                  ===============


            See notes to the condensed interim financial statements.

                                   MEDJET INC.
                          (A Development Stage Company)
                   Condensed Interim Statements of Operations
                        For the Six Months Ended June 30,
                 2003 and 2002 and the Period From December 16,
                   1993 (Date of Inception), to June 30, 2003
                                   (Unaudited)


                                                                                                           December
                                                                                                           16, 1993
                                    Three Months Ended June 30,         Six Months Ended June 30,       (Inception to)
                                 ---------------------------------- ---------------------------------- ----------------
                                       2003             2002              2003             2002           30-Jun-03
Revenues:                        ---------------   ---------------  ---------------   ---------------  ----------------
License fee income               $             -   $       942,344  $             -   $     1,597,300  $     4,884,303
                                 ----------------  ---------------- ----------------  ---------------- ----------------
    Total Revenues               $             -   $       942,344  $             -   $     1,597,300  $     4,884,303

Expenses:
Research, development, general
 and administrative              $       186,213   $       983,608  $       380,214   $     1,790,243  $    15,754,644
                                 ----------------  ---------------- ----------------  ---------------- ----------------
    Total Expenses               $       186,213   $       983,608  $       380,214   $     1,790,243  $    15,754,644

Income (Loss) from Operations    $      (186,213)  $       (41,264) $      (380,214)  $      (192,943) $   (10,870,341)
Other Income (Expense):          ----------------  ---------------- ----------------  ---------------- ----------------
    Merger option income         $             -   $       125,001  $             -   $       250,001  $       500,000
    Other income                 $             -   $             -  $             -   $             -  $         5,154
Net interest income (expense)    $        (1,406)  $          (786) $        (2,422)  $        (1,735) $       248,484
                                 ----------------  ---------------- ----------------  ---------------- ----------------
Income (Loss) Before Income Tax  $      (187,619)  $        82,951  $      (382,636)  $        55,323  $   (10,116,703)

      Federal income tax         $             -   $             -  $             -   $             -  $             -
      State income tax           $           130   $           240  $         1,150   $           240  $      (817,660)
      (benefit)                  ----------------  ---------------- ----------------  ---------------- ----------------
    Total income tax (benefit)   $           130   $           240  $         1,150   $           240  $      (817,660)

Net income (loss)                $      (187,749)  $        82,711  $      (383,786)  $        55,083  $    (9,299,043)

Dividends on preferred stock     $             -   $             -  $             -   $             -  $       184,923
Net Loss Attributable to         ----------------  ---------------- ----------------  ---------------- ----------------
 Common Stockholders             $      (187,749)  $        82,711  $      (383,786)  $        55,083  $    (9,483,966)
                                 ================  ================ ================  ================ ================
Net (Income) Loss Per Share:
          Basic and Diluted      $         (0.05)  $         (0.02) $         (0.10)  $          0.01  $        (2.82)
Weighted Average Common          ================  ================ ================  ================ ================
  Shares Outstanding:
      Basic                            3,901,431         3,901,431        3,901,431         3,901,431        3,368,999
                                 ================  ================ ================  ================ ================
      Diluted                          3,901,431         5,382,736        3,901,431         5,396,211        3,368,999
                                 ================  ================ ================  ================ ================

See notes to the condensed interim financial statements

                                   MEDJET INC.
                          (A Development Stage Company)
                   Condensed Interim Statements of Cash Flows
                For The Three Months Ended June 30, 2003 and 2002
   And The Period From December 16, 1993 (Date of Inception) to June 30, 2003
                                   (Unaudited)

                                                                         For the Six Months Ended             Period from
                                                                                 June 30,                    December 16,
                                                                        ----------------------------      1993 (Inception) to
                                                                             2003           2002              June 30, 2003
                                                                        --------------  ------------     ----------------------

Cash Flows from Operating Activities                                  $     (270,608)   $   260,551      $         (7,834,912)

Cash Flows from Investing Activities                                         (10,534)       (59,403)               (1,028,408)

Cash Flows from Financing Activities                                            -           (12,676)                8,991,867
                                                                        --------------  ------------     ----------------------

Net Increase (Decrease) in Cash and Cash Equivalents                        (281,142)       188,472                   128,547

                    Cash and Cash Equivalents - Beginning of Period          409,689        213,477                         -
                                                                        --------------  ------------     ----------------------
                    Cash and Cash Equivalents - End of Period         $       128,547   $   401,949      $            128,547
                                                                        --------------  ------------     ----------------------



Supplemental Disclosures of Cash Flow Information:

                    Cash paid for:

                      Income taxes                                    $        24,028   $         -      $             25,888
                                                                        ==============  ============     ======================
                      Interest expense                                $         1,814   $     2,320      $             77,306
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

         The Condensed Interim Financial Statements included herein reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the six-month period ended June 30, 2003 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2003.

NOTE B - NET INCOME (LOSS) PER SHARE:

         Basic net income (loss) per share, in accordance with the provisions of Financial Accounting Standards No. 128, "Earnings Per Share," is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the period. Diluted net income per share includes additional dilution from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and warrants outstanding and the conversion of preferred stock. Common Stock equivalents for the three and six months ended June 30, 2003 and for the period from December 16, 1993 (inception) to June 30, 2003, have not been included in the computation of dilutive loss per share as the effect would be anti-dilutive.

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

GENERAL

The Company is a development stage company engaged in research and development for manufacture of medical technology and has developed a proprietary technology and derivative devices based on microjets. The Company expects, during the remainder of 2003, to continue its research and development activities, focusing principally on waterjet technology and equipment for surgery. However, the Company had no revenues in the three-month period ended June 30, 2003, and the Company anticipates that it has cash on hand to fund the Company's working capital and capital expenditure requirements only through September 2003. The report of independent certified public accountants to the Company's financial statements for the year ended December 31, 2002 contains an explanatory paragraph that there is substantial doubt as to the Company's ability to continue as a going concern.

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

After the termination of the Merger Agreement, the Company initially sought another strategic partner, purchaser or licensee of its microjet microkeratome. However, during 2002, the number of LASIK procedures fell well below the anticipated rates and the prospects for 2003 and the years beyond were not encouraging. The price of LASIK procedures had also seen serious degradation. The Company believed that other companies with which it might have pursued a strategic relationship involving its microkeratome shared a similar view of the market and as a result, the Company discontinued its microkeratome development efforts until additional financing could be procured. The Company has, however, recently reviewed the vision correction market and developed a new marketing strategy for its microjet microkeratome. While it continues to focus its efforts on developing treatments of dental caries using its microjet technique, the Company has renewed its efforts to procure additional financing to continue to develop microjet vision correction devices.

APPLICATIONS OF THE COMPANY'S TECHNOLOGY

The Company believes that microjets can bring new surgical capability and performance to the clinic or operating room and may become the standard of care for the treatment of several diseases and conditions. The Company intends to develop additional product applications provided adequate funds become available.

DENTISTRY

Based on the Company's product-development criteria, the next area identified for development is treatment of dental caries. Development of such treatment began in February 2003. The dental caries is a progressive, infected and decayed portion of a tooth. An opening in the enamel allows the dentin (calcareous material similar to but harder and denser than bone that composes the principal mass of a tooth) to be infected. Unchecked, the decayed region enlarges, potentially leading to nerve involvement, pain, temperature sensitivity, and ultimately loss of the structural integrity of the tooth. The standard treatment for dental caries is to remove the decayed, infected portion within the dentin and to fill the resulting cavity. The removal process involves drilling out the affected area of the tooth until only sound dentin remains. More recently, dental lasers have come into limited use for removing the caries. Not all regions of the tooth are readily accessed by the drill or laser.

Based on its limited experiments and observations to date, the Company has developed a patented technology whereby a fine beam of high-speed water quickly and quietly flushes out the dental carries dental through small holes drilled through the tooth enamel and dentine. No more than 2 oz. of fluid is used and the process takes seconds. The drilling process is free of vibration, heat, sound and smell and, the Company believes, is painless in most cases. Based on the Company's limited experiments and observations to date, the drilling process does not chip or crack the structure of the tooth. The holes created during this process should allow access to a cavity within the tooth containing carious material. The high-speed water beam then quickly washes out every trace of the carious material without damaging the dentin surrounding the cavity. The cavity is then ready for filling through the initial access hole. The Company believes that the special filling material that can be used as an alternate to the conventional amalgam will be longer lasting and more esthetically pleasing.
Based on its limited experiments and observations to date with a prototype device, the Company believes that a dental procedure based on this technology is feasible. This equipment could be more cost effective than both the old drill and burr technology and the new laser technology. The same equipment can be used to clean teeth of tartar, plaque and calculus and allow various procedures in periodontistry.

Although the Company's experiments with dental procedures have been limited, and its prototype is in the early stages of development and has not yet been confirmed on live patients, the Company believes that the treatment, if perfected, may require no anesthesia in many circumstances and that the associated time and cost saving and the perceived advantages of the microjet technique over traditional treatments are potentially significant. Possible other advantages include reduced vibration and noise. An important feature of the Company's microjet technique is that the volume of dentin removed is greatly reduced compared to drilling, limiting the potential for nerve involvement and preserving as much as possible the integrity of the tooth. Hence, the capability may be called "microdentistry."

Although a preliminary associated handpiece and pump have been developed and constructed, the Company has not yet constructed a complete working prototype of a microjet dental device. Based on its own internal market study, the Company believes that a significant market potentially exists for this procedure and product.

The Company will pursue the other uses of the microjet, such as its the treatment of skin conditions and pain through a non-contact, broad area, subdermal injection of drugs, when funding is available.

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

As discussed above, the Company has currently discontinued its microkeratome development and is focusing its efforts on developing treatments of dental caries using its microjet technique. However, the Company has developed a new marketing strategy for its microjet microkeratome and ophthalmic devices and has renewed its efforts to procure additional financing to continue to develop microjet vision correction devices.

The Company anticipates that the Company's cash on hand will be sufficient to fund the Company's working capital and planned capital expenditure requirements through September 2003. However, the Company will require additional financing in order to maintain its current operations beyond that date. The Company has no current arrangements with respect to any additional financing and, pursuant to the terms of the Merger Agreement with VISX, was precluded from seeking such additional financing while that agreement was effective. Consequently, there can be no assurance that any additional financing will be available to the Company on commercially reasonable terms or at all. There can be no assurance that the proceeds obtained by the Company as a result of such financing would be sufficient to fund the Company's development efforts or that such efforts to develop products for dentistry, skin treatment or ophthalmology will be successful.

RESULTS OF OPERATIONS

The Company has not yet initiated sales of its products. The Company generated no revenues during the three-month and six-month periods ended June 30, 2003, and generated $942,344 and $1,597,300 of revenues for the comparable periods in 2002, respectively. The revenues generated during the three-month and six-month periods ended June 30, 2002 resulted from the prior research and development agreement with VISX. As a result of the termination of the research and development agreement with VISX, the Company currently has no source of revenues.

Total expenses during the three months ended June 30, 2003 decreased by $797,395 (81%) to $186,213 from $983,608 for the comparable period of 2002. Total expenses during the six months ended June 30, 2003 decreased by $1,410,029 (79%) to $380,214 from $1,790,243 for the comparable period of 2002. This decrease was primarily due to decreases in purchases for materials, testing and analysis and other costs associated with continuing development activities. Total expenses for the three months ended June 30, 2002 included charges of $154,000 resulting from the amortization of the value of the warrant to purchase 1,320,000 shares of the Company's common stock issued to VISX in connection with the execution of the Merger Agreement and the research and development agreement. The total deferred charge of $616,000 in connection with the issuance of this warrant was amortized over the one-year period corresponding to the original one-year term of the research and development agreement, which term was from August 17, 2001 through August 17, 2002.

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

Net interest expense for the three months ended June 30, 2003 was $(1,406) compared to $(786) for the comparable period of 2002. Net interest expense for the six months ended June 30, 2003 was $(2,422) compared to $(1,735) for the comparable period for 2002. These increases resulted principally from decreased interest income resulting from a decrease in cash and cash equivalents.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, the Company's cash and cash equivalents was $128,547 and its working capital was $(145,685).

During March 1999, Eugene I. Gordon, Ph.D., the Company's Chairman of the Board, Chief Executive Officer, Secretary and Treasurer, agreed to make available to the Company an unsecured loan of up to $250,000. Under the terms of this agreement, the Company issued warrants to Dr. Gordon to purchase up to 50,000 shares of the Company's unregistered common stock and agreed to pay a market interest rate on amounts borrowed. Through June 30, 2003, amounts borrowed by the Company under this agreement totaled $160,000. As of June 30, 2003, the amount owed to Dr. Gordon was $160,000 with interest paid monthly. Principal amounts outstanding under this loan are due and payable on January 26, 2009.

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

As shown in the accompanying financial statements, the Company incurred net losses of $187,749 during the three-month period ended June 30, 2003. As of June 30, 2003, the Company's cash and cash equivalents was $128,547.

In light of the current market capitalization of the Company, it would be highly dilutive to the Company's current stockholders if the Company were to obtain the level of financing necessary to fund the Company's business plans and operation from an equity investor. However, management believes that the Company's technology is extremely valuable. The Company has identified three areas of importance: (1) dentistry, (2) the treatment of skin conditions and pain through a non-contact, broad area, subdermal injection of drugs and (3) vision correction surgery.

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

At June 30, 2003, unamortized patent costs amounted to $295,442 and are included in the balance sheet under the caption Patents and Trademarks (trademark costs are $1,540).

REVENUE RECOGNITION

The Company had no revenues for the six months ended June 30, 2003. The Company's revenues for the six months ended June 30, 2002 were derived from payments from VISX pursuant to the research and development agreement that the Company and VISX executed in August 2001.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

NEED FOR CURRENT FINANCING. The Company anticipates that its cash on hand will be sufficient to fund its working capital and planned capital expenditures requirements through September 2003. The Company will require additional financing in order to maintain its current operations beyond that date. As a result, the Company will be required to raise additional funds through public or private financing, including grants that may be available for its research and development. There can be no assurance, however, that the Company will be able to obtain additional financing on terms favorable to it, if at all. If adequate funds are not available to satisfy the Company's capital requirements, the Company will be unable to maintain its current operations and carry out its business plans. The Company has no current understandings or commitments to obtain any additional financing from the sale of its securities or otherwise.

QUALIFICATION IN THE REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS RELATING TO THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN; ACCUMULATED DEFICIT AND HISTORY OF OPERATING LOSSES; ANTICIPATED FUTURE LOSSES. The report of independent certified public accountants on the Company's audited financial statements for the year ended December 31, 2002 contained an explanatory paragraph stating that there is a substantial doubt as to the Company's ability to continue as a going concern. The audited financial statements did not include any adjustments that might result from the outcome of such uncertainty. The Company incurred operating losses of $186,213 and $41,264 for the three months ended June 30, 2003 and 2002, respectively, and, at June 30, 2003, had an accumulated deficit of $7,794,374. The Company expects that it will continue operating at a loss until, at the earliest, the Company generates sufficient revenues to offset the cost of its operations, including its continuing product development efforts. The Company's future level of revenues and potential profitability depend on many factors, including the Company's ability to obtain additional financing. There can be no assurance that the Company will experience any significant growth in revenues (or even sustain historic revenue levels) in the future or that the Company will ever achieve profitability.

DEVELOPMENT STAGE COMPANY. The Company is in the development stage and its business remains subject to all of the risks inherent in the establishment of a new business enterprise. The likelihood of success of the Company must be considered in light of the problems, expenses, complications and delays frequently encountered in connection with the formation of a new business, the development of new products, the competitive and regulatory environment in which the Company is operating and the possibility that its activities will not result in the development of any commercially viable products. There can be no assurance that the Company's activities will ultimately result in the development of commercially saleable or useful products. The Company has not sold any products.

Since February 2003, the Company's research and development activities are concentrated on dental procedures. The microjet microkeratome and ophthalmic device research has been discontinued until additional funding can be procured.

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

NO MANUFACTURING EXPERIENCE; DEPENDENCE ON THIRD PARTIES. Assuming additional financing is procured and the Company is able to continue its microjet development efforts, the Company may seek to undertake the manufacture and marketing of its microjet products on a limited scale. However, it would need to pursue other possible arrangements for larger-scale manufacturing, marketing and distribution. To the extent the Company does not enter into such arrangements, it will need to engage in the manufacture and marketing of its products. Manufacturing will consist of purchasing existing parts, having parts formed by vendors, incoming inspection, assembly, qualification testing and packaging, i.e., virtual manufacturing. The Company has no volume manufacturing capacity or experience in manufacturing medical devices or other products. To be successful, the Company's proposed products must be manufactured in commercial quantities in compliance with regulatory requirements at acceptable costs. Production in clinical or commercial-scale quantities will involve technical challenges for the Company. If the Company is unable or elects not to pursue collaborative arrangements with other companies to manufacture certain of its potential products, the Company will be required to establish manufacturing capabilities. Establishing its own manufacturing capabilities would require significant scale-up expenses and additions to facilities and personnel. There can be no assurance that the Company will be able to obtain necessary regulatory approvals on a timely basis or at all. Delays in receipt of or failure to receive such approvals or loss of previously received approvals would have a material adverse effect on the Company. There can be no assurance that the Company will be able to develop clinical or commercial-scale manufacturing capabilities at acceptable costs or enter into agreements with third parties with respect to these activities. The Company's dependence upon third parties for the manufacture of its products may adversely affect the Company's profit margins and the Company's ability to develop and deliver such products on a timely basis. Moreover, there can be no assurance that such parties will perform adequately, and any failures by third parties may delay the submission of products for regulatory approval, impair the Company's ability to deliver products on a timely basis, or otherwise impair the Company's competitive position and any such failure could have a material adverse effect on the Company.

NO MARKETING OR SALES EXPERIENCE. If the Company does not enter into license or distribution agreements with respect to its products, and assuming additional financing is procured and the Company is able to continue its operations, it may undertake the marketing and sale of its own products. In such event, the Company intends to market and sell its products in the United States and certain foreign countries, if and when regulatory approval is obtained, through a direct sales force or a combination of a direct sales force and distributors or other strategic partnerships. The Company currently has no marketing organization and has never sold a product. Establishing sufficient marketing and sales capability will require significant resources. There can be no assurance that the Company will be able to recruit and retain skilled sales management, direct salespersons or distributors, or that the Company's marketing or sales efforts will be successful. To the extent that the Company enters into distribution arrangements for the sale of its products, the Company will be dependent on the efforts of third parties. There can be no assurance that such efforts will be successful.

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

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Vice President - Finance and Human Resources, the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, the Company's Chief Executive Officer and Vice President - Finance and Human Resources have concluded that these controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NJIT LITIGATION

On April 21, 1998, the Company was served with a complaint by the New Jersey Institute of Technology ("NJIT") commencing a lawsuit in the United States District Court for the District of New Jersey ("U.S. District Court"). Each of the Company, Eugene I. Gordon, Ph.D. (the Company's Chairman of the Board, Chief Executive Officer, Secretary and Treasurer), a former employee of the Company, certain patent law firms and an individual patent attorney were named as defendants. The complaint alleged that the defendants, with deceptive intent, failed to name a NJIT professor and/or NJIT research associate as a co-inventor on the Company's U.S. Patent No. 5,556,406 on "Corneal Template and Surgical Procedure for Refractive Correction" (the "406 Patent") and breached fiduciary duties and contractual obligations owed to NJIT. The complaint sought unspecified monetary damages from the Company and an order directing that the Company's 406 Patent (and corresponding foreign patents and patent applications) be assigned and transferred to NJIT. It further sought an order that NJIT has not infringed any claims of the 406 Patent and a declaratory judgment that all of the Company's claims under the 406 Patent are invalid and unenforceable against NJIT.

Prior to being served with the complaint by NJIT, the Company and Dr. Gordon had filed a complaint, on March 27, 1998, against NJIT in the Superior Court of the State of New Jersey, Middlesex County, seeking a declaratory judgment that NJIT had no ownership or other interest in the patent rights to the Company's 406 Patent and seeking unspecified monetary damages

In October 1998, the lawsuit brought in U.S. District Court by NJIT was dismissed on jurisdictional grounds. In April 1999, NJIT commenced a second action in U.S. District Court based on the same allegations NJIT had made in its April 1998 complaint. In June 2000, the motion filed by the Company to dismiss the action against the Company, Dr. Gordon and the former employee of the Company, was granted by the U.S. District Court. In July 2000, NJIT appealed this decision to the Federal Circuit Court of Appeals. On October 1, 2002, the Federal Circuit Court of Appeals ruled that RES JUDICATA did not apply to the 1999 lawsuit, and therefore reversed the decision of the U.S. District Court and remanded the lawsuit back to the U.S. District Court for proceedings on the merits.

On May 22, 2000, the Superior Court of New Jersey granted the Company's Motion for Summary Judgment, dismissing NJIT's claims to ownership of the 406 Patent. On June 30, 2000, NJIT filed a Motion for Reconsideration of the Superior Court's ruling. The Motion for Reconsideration was later dismissed. The Company subsequently filed a second Motion for Summary Judgment to dismiss additional claims that the Company, Dr. Gordon and the third party defendants, among other things, breached fiduciary duties. This motion was based on the ruling by the Superior Court judge overturning NJIT's claims of ownership and was heard by a new judge, who decided to await the outcome of NJIT's appeal of the U.S. District Court's dismissal of its lawsuit.

NJIT had expressed an interest in avoiding the cost of a trial in the U.S. District Court and requested mediation. The Company agreed and a mediator was identified. A mediation meeting was conducted April 1, 2003 and the parties conducted additional meetings. A status conference was held on July 8, 2003 before the U.S. District Court. The mediation is continuing.

The Company believes that NJIT's claim is without merit and that the Company will prevail in the U.S. District Court litigation. If, however, the Company is not successful in its defense of the lawsuit, the Company believes that the impact on it resulting from a finding on the merits in favor of NJIT would not be material.

ACTION BROUGHT BY FORMER EMPLOYEE

In May 2003, the Company, Dr. Gordon (the Company's Chairman of the Board, Chief Executive Officer, Secretary and Treasurer) and one of its current directors, VISX and other parties were named as defendants in a lawsuit by a former employee of the Company filed in the Superior Court of New Jersey. The related complaint alleges, among other things, that defendants violated the New Jersey Law Against Discrimination, tortiously interfered with a contract between the plaintiff and the Company, tortiously interfered with the prospective economic gain of the plaintiff and intentionally inflicted emotional distress on the plaintiff. This lawsuit is in its earliest stages. While the Company believes it has meritorious defenses, it cannot predict the ultimate outcome of this lawsuit.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

        31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Eugene I. Gordon, Ph.D., Chairman of the Board, Chief Executive Officer, Secretary and Treasurer.

        31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Teresa R. Mathias, Vice President-Finance and Human Resources.

        32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Eugene I. Gordon, Ph.D., Chairman of the Board, Chief Executive Officer, Secretary and Treasurer.

        32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Teresa R. Mathias, Vice President-Finance and Human Resources.

        (b)    Reports on Form 8-K

               None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   August 14, 2003                    MEDJET INC.

                                            /S/ EUGENE I. GORDON, PH.D.
                                            -----------------------------
                                            Eugene I. Gordon, Ph.D.
                                            Chairman of the Board,
                                            Chief Executive Officer,
                                            Secretary and Treasurer
                                            (Principal Executive Officer)