Form 10QSB
period 2003-09-30
MEDJET INC
filed 2003-11-17
CIK 932265

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003

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

         As of November 8, 2003, 3,901,431 shares of Common Stock, par value $.001 per share, were outstanding.

         Transitional Small Business Disclosure Format:      Yes  |_|   No   |X|




================================================================================

                         Part l - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                                   MEDJET INC.
                          (A Development Stage Company)
                         Condensed Interim Balance Sheet
                               September 30, 2003
                                   (Unaudited)

                                     ASSETS

Current Assets:
   Cash and cash equivalents                                                    $          1,301
   Prepaid expenses                                                                       42,977
                                                                                  --------------
                                                                                  --------------
              Total Current Assets                                                        44,278
                                                                                  --------------
                                                                                  --------------

Property and Equipment - less accumulated depreciation of $417,128                        29,704
Patents and Trademarks - less accumulated amortization of $65,401                        295,256
Security deposits                                                                          4,837
                                                                                  --------------
                                                                                  --------------

              Total Assets                                                      $        374,075
                                                                                  ==============
                                                                                  ==============


                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued liabilities                                     $        202,259
   Notes payable - Officer                                                               170,000
                                                                                  --------------
              Total Liabilities                                                          372,259
                                                                                  --------------
                                                                                  --------------

Stockholders' Equity:
   Common stock, $.001 par value, 30,000,000 shares authorized,
    3,935,220 shares issued and 3,901,431 shares outstanding                               3,935
   Preferred stock, $.01 par value, 1,000,000 shares authorized, 10,400 shares
    designated as Series B Convertible Preferred issued and outstanding                      104
   Additional paid-in capital                                                          7,985,298
   Accumulated deficit (including deficit accumulated during development stage of $9,542,025 of which $1,556,204 was applied to additional
    paid-in capital upon conversion from an "S" to a "C" corporation)                (7,985,821)
   Less: Treasury stock, 33,789 shares, at cost                                          (1,700)
                                                                                  --------------
                                                                                  --------------
              Total Stockholders' Equity                                                 (1,816)
                                                                                  --------------
                                                                                  --------------

Total Liabilities and Stockholders' Equity                                      $        374,075
                                                                                  ==============


                    See notes to the condensed interim financial statements.

                                   MEDJET INC.
                          (A Development Stage Company)
                   Condensed Interim Statements of Operations
         For The Three and Nine Months Ended September 30, 2003 and 2002
 And The Period From December 16, 1993 (Date of Inception) to September 30, 2003
                                   (Unaudited)

                                                                                                              Period from
                                           Three Months Ended               Nine Months Ended                 December 16,
                                             September 30,                    September 30,               1993 (Inception) to
                                      -----------------------------  --------------------------------        September 30,
                                          2003            2002           2003             2002                     2003
                                      --------------  -------------  -------------   ----------------     --------------------
 Revenues:
 Revenue                                          -      $ 430,770              -       $  2,028,000           $    4,884,303
                                      --------------  -------------  -------------   ----------------     --------------------
 Total revenues                                   -      $ 430,700              -       $  2,028,000           $    4,884,303
                                      --------------  -------------  -------------   ----------------     --------------------

 Expenses:
 Research, development,
      general and administrative            191,450        664,911        571,664          2,455,130               15,946,095
                                      --------------  -------------  -------------   ----------------     --------------------
 Total expenses                             191,450        664,911        571,664          2,455,130               15,946,095
                                      --------------  -------------  -------------   ----------------     --------------------

 Loss from Operations                     (191,450)      (234,211)      (571,664)           (427,130)             (11,061,792)

 Other Income (Expense):
 Merger Option Income                             -         62,500              -            312,500                  500,000
 Net Interest Income (Expense)              (1,845)        (2,294)        (4,267)            (4,028)                  246,639
                                      --------------  -------------  -------------   ----------------     --------------------
Total Other Income (Expense)                      -              -              -                  -                    5,154
                                      --------------  -------------  -------------   ----------------     --------------------
                                            (1,845)         60,206        (4,267)            308,472                  751,793
                                      --------------  -------------  -------------   ----------------     --------------------

       Loss Before Income Tax             (193,295)      (174,005)      (575,931)          (118,658)             (10,309,999)

         Provision for (Benefit             (1,890)              -          (740)                240                (819,550)
         from) Income Tax
                                      --------------  -------------  -------------   ----------------     --------------------

 Net Loss                                 (191,405)      (174,005)      (575,191)          (118,898)              (9,490,449)

 Dividends on Preferred Stock                     -              -              -                  -                  184,923
                                      --------------  -------------  -------------   ----------------     --------------------

 Net Loss Attributable to
     Common Shareholders                $ (191,405)    $ (174,005)    $ (571,191)        $ (118,898)           $  (9,675,372)
                                      ==============  =============  =============   ================     ====================

Loss per share:
                    Basic                 $  (0.05)    $    (0.04)      $  (0.15)         $   (0.03)             $     (2.86)
                                     ==============  =============  =============   ================     ====================
                                                                                                          ====================
Weighted average shares used to
     compute net loss per
     share:
                    Basic                 3,901,431      3,901,431      3,901,431          3,901,431                3,382,426
                                      ==============  =============  =============   ================     ====================

            See notes to the condensed interim financial statements.

                                   MEDJET INC.
                          (A Development Stage Company)
                   Condensed Interim Statements of Cash Flows
              For The Nine Months Ended September 30, 2003 and 2002
 And The Period From December 16, 1993 (Date of Inception) to September 30, 2003
                                   (Unaudited)




                                                                                                         Period from
                                                                    For the Nine Months Ended           December 16,
                                                                          September 30,              1993 (Inception) to
                                                                   ----------------------------
                                                                       2003           2002           September 30, 2003
                                                                   --------------  ------------     ----------------------

Cash Flows from Operating Activities                             $     (406,791) $       1,277    $           (7,971,138)

Cash Flows from Investing Activities                                    (11,554)      (65,298)                (1,029,428)


Cash Flows from Financing Activities                                  10,000          (12,676)                  9,001,867
                                                                   --------------  ------------     ----------------------

Net Increase (Decrease) in Cash and Cash Equivalents                   (408,345)      (76,697)                      1,301

               Cash and Cash Equivalents - Beginning of Period           409,646       213,477                          -
                                                                   --------------  ------------     ----------------------


               Cash and Cash Equivalents - End of Period         $         1,301 $     136,780    $                 1,301
                                                                   --------------  ------------     ----------------------



Supplemental Disclosures of Cash Flow Information:

               Cash paid for:
                  Income taxes                                   $        24,028 $         240    $                25,888
                                                                   ==============  ============     ======================
                  Interest expense                               $         3,750 $       7,797    $                81,056
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

                                   MEDJET INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  NOTES TO THE
                     CONDENSED INTERIM FINANCIAL STATEMENTS


NOTE A -          NATURE OF ORGANIZATION AND BASIS OF PRESENTATION:

                  (1) NATURE OF ORGANIZATION:

                  Medjet Inc. (the "Company") was incorporated in the State of Delaware on December 16, 1993, and is in the development stage. The Company is engaged in research and development of medical technology, utilizing small-diameter, liquid microjets moving at various speeds above supersonic, depending on the specific application, with a current emphasis on surgical technology and equipment.

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

                  The Condensed Interim Financial Statements included herein reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the nine-month period ended September 30, 2003 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2003.

NOTE B -          NET INCOME (LOSS) PER SHARE:

                  Basic net income (loss) per share, in accordance with the provisions of Financial Accounting Standards No. 128, "Earnings Per Share," is computed by dividing net income
                  (loss) by the weighted average number of shares of Common Stock outstanding during the period. Diluted net income per share includes additional dilution from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and warrants outstanding and the conversion of preferred stock. Common Stock equivalents for the three and nine-months ended September 30, 2003 and for the period from December 16, 1993 (inception) to September 30, 2003, have not been included in the computation of dilutive loss per share as the effect would be anti-dilutive.

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

GENERAL

The Company is a development stage company, which has developed a proprietary technology based on microjets, and has developed derivative devices and surgical equipment, which use waterjet technology. The Company had no revenues in the three-month period ended September 30, 2003, and is currently funding its operations with the proceeds of a loan it has received from Dr. Eugene I. Gordon, as further described below. The proceeds of this loan are expected to fund the Company's working capital and capital expenditure requirements through November 2003, however, due to the unavailability of financial resources, the Company's research and development activity is currently at a minimal level. The report of independent certified public accountants to the Company's financial statements for the year ended December 31, 2002 contains an explanatory paragraph that there is substantial doubt as to the Company's ability to continue as a going concern.

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

In August 2002, the Company and VISX amended various agreements in connection with the proposed merger of Merger Sub with and into the Company. The Merger Agreement and the research and development agreement were both extended to October 17, 2002, and then extended again to July 17, 2003. In November of 2002, however, VISX elected to exercise their right to terminate the Merger Agreement, and on November 11, 2002, VISX paid the Company the $250,000 termination fee as provided in the Merger Agreement. The research and development agreement was also terminated.

After the termination of the Merger Agreement, the Company initially sought another strategic partner, purchaser or licensee of its microjet microkeratome. However, during 2002, the number of LASIK procedures fell well below the anticipated rates and the prospects for 2003 and the years beyond were not encouraging. The price of LASIK procedures had also seen serious degradation. The Company believed that other companies with which it might have pursued a strategic relationship involving its microkeratome shared a similar view of the market and as a result, the Company discontinued its microkeratome development efforts until additional financing could be procured and focused its efforts on developing treatment of dental caries using its microjet technique. The Company has, however, recently reviewed the vision correction market, developed a new marketing strategy for its microjet microkeratome and changed its main focus back to the vision correction market, although the Company's research and development activity is at a minimal level due to unavailability of financiang resources. The Company has renewed its efforts to procure additional financing to continue to develop its microjet microkeratome and ophthalmic devices.

The Company anticipates that funds available under the Company's line of credit from Dr. Eugene I. Gordon, as described below, will be sufficient to support the Company's operations through November 2003. However, the Company will require additional financing in order to maintain operations beyond the date. The Company has no current arrangements with respect to any additional financing. Consequently, there can be no assurance that any additional financing will be available ot the Company on commercially reasonable terms or at all. There can be no assurance that the proceeds obtained by the Company as a result of such financing would be sufficient to fund the Company's development efforts or that such efforts to develop products for dentistry, skin treatment or ophthalmology will be successful.

APPLICATIONS OF THE COMPANY'S TECHNOLOGY

The Company believes that microjets can bring new surgical capability and performance to the clinic or operating room and may become the standard of care for the treatment of several diseases and conditions. The Company intends to develop additional product applications provided adequate funds become available.

DENTISTRY

Based on the Company's product-development criteria, one of the areas identified for development by the Company is treatment of dental caries. The dental caries is a progressive, infected and decayed portion of a tooth. An opening in the enamel allows the dentin (calcareous material similar to but harder and denser than bone that composes the principal mass of a tooth) to be infected.
Unchecked, the decayed region enlarges, potentially leading to nerve involvement, pain, temperature sensitivity, and ultimately loss of the structural integrity of the tooth. The standard treatment for dental caries is to remove the decayed, infected portion within the dentin and to fill the resulting cavity. The removal process involves drilling out the affected area of the tooth until only sound dentin remains. More recently, dental lasers have come into limited use for removing the caries. Not all regions of the tooth are readily accessed by the drill or laser.

Based on its limited experiments and observations to date, the Company has developed a patented technology whereby a fine beam of high-speed water quickly and quietly flushes out the dental carries through small holes drilled through the tooth enamel and dentine. No more than 2 oz. of fluid is used and the process takes seconds. The drilling process is free of vibration, heat, sound and smell and, the Company believes, is painless in most cases. Based on the Company's limited experiments and observations to date, the drilling process does not chip or crack the structure of the tooth. The holes created during this process should allow access to a cavity within the tooth containing carious material. The high-speed water beam then quickly washes out every trace of the carious material without damaging the dentin surrounding the cavity. The cavity is then ready for filling through the initial access hole. The Company believes that the special filling material that can be used as an alternate to the conventional amalgam will be longer lasting and more esthetically pleasing.
Based on its limited experiments and observations to date with a prototype device, the Company believes that a dental procedure based on this technology is feasible. This equipment could be more cost effective than both old drill and burr technology and new laser technology. The same equipment can be used to clean teeth of tartar, plaque and calculus and allow various procedures in periodontistry.

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

The Company will pursue other uses of the microjet, such as the treatment of skin conditions and pain through a non-contact, broad area, subdermal injection of drugs, when funding is available.

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

The Company has developed a marketing strategy for its microjet microkeratome and ophthalmic devices and has renewed its efforts to procure additional financing to continue to develop microjet microkeratome and ophthalmic devices. The Company has also completed the redesign of the microjet handpiece so that it would be suitable for human opthalmalogic testing. However, no additional hardware has been built due to a shortage of funding.

RESULTS OF OPERATIONS

The Company has not yet initiated sales of its products. The Company generated no revenues during the three-month and nine-month periods ended September 30, 2003, and generated $430,700 and $2,028,000 of revenues for the comparable periods in 2002, respectively. The revenues generated during the three-month and nine-month periods ended September 30, 2002 resulted from the prior research and development agreement with VISX. As a result of the termination of the research and development agreement with VISX, the Company currently has no source of revenues.

Total expenses during the three months ended September 30, 2003 decreased by $473,461 (71%) to $191,450 from $664,911 for the comparable period of 2002.
Total expenses during the nine months ended September 30, 2003 decreased by $1,883,466 (77%) to $571,664 from $2,455,130 for the comparable period of 2002.
This decrease was primarily due to decreases in purchases for materials, testing and analysis and other costs associated with continuing development activities.

Net interest expense for the three months ended September 30, 2003 was $(1,845) compared to $(2,294) for the comparable period of 2002. Net interest expense for the nine months ended September 30, 2003 was $(4,267) compared to $(4,028) for the comparable period for 2002. These increases resulted principally from
decreased   interest  income   resulting  from  a  decrease  in  cash  and  cash
equivalents.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, the Company's cash and cash equivalents was $1,301 and its working capital was $(327,981).

During March 1999, Eugene I. Gordon, Ph.D., the Company's Chairman of the Board, Chief Executive Officer, Secretary and Treasurer, agreed to make available to the Company an unsecured line of credit of up to $250,000. Under the terms of this agreement, the Company issued warrants to Dr. Gordon to purchase up to 50,000 shares of the Company's unregistered common stock and agreed to pay a market interest rate on amounts borrowed. Through September 30, 2003, amounts borrowed by the Company under this agreement totaled $170,000. As of September 30, 2003, the amount owed to Dr. Gordon was $170,000 with interest paid monthly. Principal amounts outstanding under this loan are due and payable on January 26, 2009.

In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey net operating loss carryover ("NOLs") and research and development tax credits ("R&D Credits") to corporate taxpayers in New Jersey. Under this program, the New Jersey Department of Taxation certifies annual NOLs and R&D Credits, which may be sold to third parties. Generally, corporations operating in New Jersey are subject to a 9% tax on net operating profits. Companies meeting certain criteria and that had NOLs may apply for certificates for 9% of their cumulative state certified NOLs and 3% of their R&D Credits. The total value of the certificates for all companies applying is limited to a fixed amount, as established by statute. As a result, the value of the certificates issued is usually less than the total NOLs and R&D Credit amounts for which applications are submitted, depending on the number of companies applying for such certificates and the amounts claimed. Any remaining amounts of NOLs and R&D Credits exceeding the face value of the certificates issued can be carried over into subsequent years. Whatever certificates are received may be sold for a percentage of their face value, typically between 80% and 86%. The buyers of these certificates are then entitled to use these certificates at 100% of their face value to reduce their own New Jersey state income tax payments. Companies are permitted to apply for such certificates beginning in June with respect to NOLs and R&D Credits relating to prior fiscal years. The New Jersey Department of Taxation generally takes about six months to process these applications and issue the certificates. As a result, the Company generally does not sell its eligible NOLs and R&D Credits relating to a given year until near the end of the following year. To the extent that the NOLs and R&D Credits are sold, they will be unavailable to the Company to offset future New Jersey state income taxes. As of December 31, 2002, the Company sold all of its available NOLs and R&D Credits. The Company will not be eligible to receive any certificates in 2003.

As shown in the accompanying financial statements, the Company incurred net losses of $191,405 during the three-month period ended September 30, 2003. As of September 30, 2003, the Company's cash and cash equivalents was $1,301.

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

At September 30, 2003, unamortized patent costs amounted to $293,716 and are included in the balance sheet under the caption Patents and Trademarks (trademark costs are $1,540).

REVENUE RECOGNITION

The Company had no revenues for the nine months ended September 30, 2003. The Company's revenues for the nine months ended September 30, 2002 were derived from payments from VISX pursuant to the research and development agreement that the Company and VISX executed in August 2001.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

NEED FOR CURRENT FINANCING. To fund its current operations, the Company has borrowed additional funds from the $250,000 unsecured line of credit which Dr. Eugene I. Gordon agreed to make available to the Company. Since the close of the previous fiscal quarter, the Company has borrowed an additional $10,000 under the loan. The amount outstanding under the loan as of September 30, 2003 totaled $170,000. Without additional funding, however, the amount currently borrowed under the loan will not be sufficient to carry the Company through the close of the year, and the Company will require additional financing in order to maintain its operations beyond November 30, 2003.

QUALIFICATION IN THE REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS RELATING TO THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN; ACCUMULATED DEFICIT AND HISTORY OF OPERATING LOSSES; ANTICIPATED FUTURE LOSSES. The report of independent certified public accountants on the Company's audited financial statements for the year ended December 31, 2002 contained an explanatory paragraph stating that there is a substantial doubt as to the Company's ability to continue as a going concern. The audited financial statements did not include any adjustments that might result from the outcome of such uncertainty. The Company incurred operating losses of $191,405 and $174,005 for the three months ended September 30, 2003 and 2002, respectively, and, at September 30, 2003, had an accumulated deficit of $7,985,821. The Company expects that it will continue operating at a loss until, at the earliest, the Company generates sufficient revenues to offset the cost of its operations, including its continuing product development efforts. The Company's future level of revenues and potential profitability depend on many factors, including the Company's ability to obtain additional financing. There can be no assurance that the Company will experience any significant growth in revenues (or even sustain historic revenue levels) in the future or that the Company will ever achieve profitability.

DISCONTINUANCE OF RESEARCH AND DEVELOPMENT. Since February 2003, the Company has concentrated its research and development activities on dental procedures. However, due to the lack of funding, the company's research and development has been discontinued as of August 2003. Two of the Company's former technicians are no longer employed by the Company. Once financing for the Company's continued operations and research and development activities is procured, the Company expects to resume research and development and may pursue either dental or ophthalmic research or both, depending on the uses for which funds are made available under the terms of such financing.

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

DEPENDENCE UPON A KEY OFFICER; ATTRACTION AND RETENTION OF KEY PERSONNEL. The business of the Company is highly dependent upon the active participation of its founder, Chairman of the Board, Chief Executive Officer, Secretary and Treasurer, Dr. Eugene I. Gordon, age 73. The loss or unavailability to the Company of Dr. Gordon would have a material adverse effect on the Company's business prospects and potential earning capacity. The recruitment of skilled scientific personnel is critical to the Company's success. There can be no assurance that it will be able to continue to attract and retain such personnel in the future. In addition, the Company's expansion into areas and activities requiring additional expertise, clinical testing, governmental approvals, production and marketing of the Company's products (which would be required if the Company does not enter into licensing arrangements) is expected to place increased demands upon the Company's financial resources and corporate structure. The Company expects to satisfy such demands, if they arise, through the hiring of additional management personnel and the development of additional expertise by existing management.

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

The Company has sought to protect its proprietary interest in its products by applying for patents in the United States and corresponding patents abroad. In September 2003, the Company was issued its ninth patent from the United States Patent and Trademark Office. The patent is for a `Method and Process for Generating a High Repetition Rate Pulsed Microjet.' The Company currently has nine issued U.S. patents and 20 U.S. and international patents pending. There can be no assurance that any other patents will be issued to the Company, that any patents owned by or issued to the Company, or that may be issued to the Company in the future, will provide a competitive advantage or will afford protection against competitors with similar technology, or that competitors of the Company will not circumvent, or challenge the validity of, any patents issued to the Company. There also can be no assurance that any patents issued to or licensed by the Company will not be infringed upon or designed around by others or would prevail in a legal challenge, that others will not obtain patents that the Company will need to license or design around, that the microkeratomes or any other potential product of the Company will not inadvertently infringe upon the patents of others, or that others will not manufacture the Company's patented products upon expiration of such patents. There can be no assurance that existing or future patents of the Company will not be invalidated. Additionally, patent applications filed in foreign countries and patents granted in such countries are subject to laws, rules and procedures, which differ from those in the United States. Patent protection in such countries may be different from patent protection provided by United States laws and may not be as favorable to the Company.

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

COMPETITIVE TECHNOLOGIES, PROCEDURES AND COMPANIES. The Company is engaged in a rapidly evolving field. The Company believes there are companies, both public and private, universities and research laboratories engaged in research activities relating to dental drilling and cavity treatment. The Company believes that competition from these companies, universities and laboratories will be intense and will increase over time. The Company's potential products for dental drilling and cavity treatment will not compete with other presently existing forms of treatment for dental disorders, including mechanical drills and burrs, as well as other technologies under development. The main current technology, involving more than 90% of the practice, is the use of mechanical drills and burrs. There are expensive laser devices for removing caries and air abrasion systems for drilling holes. Neither have been well accepted. Based on experiments, the Company believes that its proposed dental waterjet system will be able to drill holes and remove areas of enamel and dentin, as well as clean out caries and remove tartar and plaque. There can be no assurance that the Company's competitors will not succeed in developing technologies, procedures or products that are more effective or economical than those being developed by the Company or that would render the Company's technology and proposed products obsolete or noncompetitive or that would allow for the bypassing of the Company's patents. Furthermore, in connection with the commercial sale of its products, the Company will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which the Company has no experience.

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

ITEM 3.           CONTROLS AND PROCEDURES

Under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934. Based on their evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this report.

There have been no changes in our internal controls that have materially affected or are reasonably likely to materially affect these controls subsequent to the date of the evaluation referenced in the previous paragraph.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

NJIT LITIGATION

On April 21, 1998, the Company was served with a complaint by the New Jersey Institute of Technology ("NJIT") commencing a lawsuit in the United States District Court for the District of New Jersey ("U.S. District Court"). Each of the Company, Eugene I. Gordon, Ph.D. (the Company's Chairman of the Board, Chief

Executive Officer, Secretary and Treasurer), a former employee of the Company, certain patent law firms and an individual patent attorney were named as defendants. The complaint alleged that the defendants, with deceptive intent, failed to name a NJIT professor and/or NJIT research associate as a co-inventor on the Company's U.S. Patent No. 5,556,406 on "Corneal Template and Surgical Procedure for Refractive Correction" (the "Patent") and breached fiduciary duties and contractual obligations owed to NJIT. The complaint sought unspecified monetary damages from the Company and an order directing that the Company's Patent (and corresponding foreign patents and patent applications) be assigned and transferred to NJIT. It further sought an order that NJIT has not infringed any claims of the Patent and a declaratory judgment that all of the Company's claims under the Patent are invalid and unenforceable against NJIT.

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

On May 22, 2000, the Superior Court of New Jersey granted the Company's Motion for Summary Judgment, dismissing NJIT's claims to ownership of the Patent. On June 30, 2000, NJIT filed a Motion for Reconsideration of the Superior Court's ruling. The Motion for Reconsideration was later dismissed. The Company subsequently filed a second Motion for Summary Judgment to dismiss additional claims that the Company, Dr. Gordon and the third party defendants, among other things, breached fiduciary duties. This motion was based on the ruling by the Superior Court judge overturning NJIT's claims of ownership and was heard by a new judge, who decided to await the outcome of NJIT's appeal of the U.S. District Court's dismissal of its lawsuit.

The NJIT litigation in the U.S. District Court is currently going through a final phase of depositions requested by NJIT. The Company expects to file a Motion for Summary Judgment in the case before the end of December 2003 and the Company anticipates a ruling in its favor. However, if the Company is not successful in its defense of the lawsuit, the Company believes that the impact on it resulting from a finding on the merits in favor of NJIT would not be material.

The Company has also filed with the U.S. District Court a request to drop damage claims in the case before the U.S. District Court. This will make it possible for the Company to pursue the damage portion of its lawsuit against NJIT in the New Jersey Superior Court.

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

          31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Teresa R. Mathias, Vice President-Finance and Human Resources.

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

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   November 14, 2003                  MEDJET INC.

                                            /s/ Eugene I. Gordon
                                            ------------------------
                                            Eugene I. Gordon, Ph.D.
                                            Chairman of the Board,
                                            Chief Executive Officer,
                                            Secretary and Treasurer
                                            (Principal Executive Officer)