Form 10KSB
period 2003-12-31
MEDJET INC
filed 2004-04-14
CIK 932265

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------

                                   FORM 10-KSB

                                   (MARK ONE)
                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003

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

                                1535 COLES AVENUE
                         MOUNTAINSIDE, NEW JERSEY 07092
                    (Address of principal executive offices)

         Issuer's telephone number, including area code: (908) 233-4677

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


     Issuer's revenues for the fiscal year ended December 31, 2003 were $0.


     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer as of April 13, 2004 was approximately $149,612.


     As of April 13, 2004, 3,935,220 shares of the Issuer's common stock, par value $0.001 per share, were outstanding.


     Transitional Small Business Disclosure Format (check one): Yes___ No X .
                                                                         ---

                                TABLE OF CONTENTS

                                                                            PAGE
                                     PART I


ITEM 1.           DESCRIPTION OF BUSINESS......................................1

         Overview .............................................................1

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

         Regulation............................................................5

         Competition...........................................................6

         Employees.............................................................7

ITEM 2.           DESCRIPTION OF PROPERTY......................................7

ITEM 3.           LEGAL PROCEEDINGS............................................7

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........9

                                     PART II


ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.....9

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION....9

ITEM 7.           FINANCIAL STATEMENTS........................................17

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE....................................37

ITEM 8A.          CONTROLS AND PROCEDURES.....................................37

                                    PART III


ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........37

ITEM 10.          EXECUTIVE COMPENSATION......................................39

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT AND RELATED STOCKHOLDER MATTERS..................42

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............43

ITEM 13.          EXHIBITS, LIST AND REPORTS ON FORM 8-K......................43

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES......................45

SIGNATURE         ............................................................46

INDEX OF EXHIBITS ............................................................47

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

OVERVIEW

Medjet Inc. (the "Company") has been engaged in research and development of medical technology utilizing small-diameter, liquid microjets moving at various speeds above supersonic, depending on the specific application. During 2003, the Company concentrated its research and development efforts on the waterjet's dental applications, although it did some work on the ophthalmology applications and tested some silicon cutting systems with the waterjet. Through 2002, the Company's research and development efforts focused on technology and equipment for ophthalmic surgery, particularly microkeratomes, which are medical instruments used to remove thin layers of tissue from the cornea. The Company has developed a proprietary patented technology platform and derivative devices for vision-correction surgery of the cornea using microjets. For cutting, the microjet beam is scanned across the tissue to be cut. In each application, the beam substitutes for lasers or conventional metal, sapphire or diamond oscillating blades.

The Company has been in the development stage and has not sold any products. To date, the Company's research and development activities on vision correction have been to construct, test and optimize experimental versions of waterjet microkeratomes for eye surgery. It has also conducted a limited number of feasibility studies using enucleated porcine, rabbit and human cadaver eyes and live rabbit eyes to prove that the beam of water can smoothly incise and shape the anterior surface of the cornea, that the tissue loss is negligible, and that the cornea will heal properly after the surgery.

The status of the economy, the NJIT lawsuit (see section on Legal Proceedings), and the evolution of the vision correction market have altered the Company's view of the best means to exploit its technology. The Company consequently entered into a research and development agreement with VISX, Inc. ("VISX"), the foremost provider in the U.S. of the laser equipment for the vision correction procedure known as LASIK. Together the two companies began to develop a microjet microkeratome for separating a thin, uniform thickness, circular layer of tissue from the front surface of the cornea, the so-called hinged flap, required in the LASIK procedure.

On August 17, 2001, the Company, VISX and Orion Acquisition Corp. ("Merger Sub"), a wholly owned subsidiary of VISX, entered into an Agreement and Plan of Merger and Reorganization, which provided, among other things, for the potential merger of Merger Sub with and into the Company, at VISX's option. Under the terms of the merger agreement, if VISX chose to go forward with the merger and subject to other customary conditions to closing, each outstanding share of common stock of the Company would be canceled and extinguished and would be converted automatically into the right to receive $2.00 in cash at the effective time of the merger. Upon consummation of the merger, the Company would become a wholly owned subsidiary of VISX.

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

In connection with the merger agreement and the research and development agreement, the Company agreed to a grant to VISX of warrants to purchase 1,320,000 shares of the Company's common stock at an exercise price of $0.75 per share.

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

On August 27, 2002, the Company and VISX amended various agreements in connection with the proposed merger of Merger Sub with and into the Company, pursuant to the merger agreement. The Company, VISX and VISX, a Cayman Islands corporation and wholly-owned subsidiary of VISX ("Affiliate") entered into an amendment and assignment of the one-year research and development agreement originally executed in August 2001. The amendment extended the term of the research and development agreement by an additional two months, to October 17, 2002, and granted VISX the option to extend the term for a subsequent nine month period, to July 17, 2003 (although VISX was granted the right to terminate the agreement upon 15 days' notice during this nine month period for any reason or no reason), in order to allow the Company additional time to pursue the research and development activities set forth in the agreement. Pursuant to the terms of the amended research and development agreement, the Company continued to receive minimum monthly payments of at least $100,000. The amendment, among other things, also permitted VISX to assign the agreement to any of its subsidiaries without the Company's consent provided that certain conditions, including the guarantee by VISX of the full payment and performance by an assignee of all of its obligations under the agreement, are met. Pursuant to this provision, VISX assigned the research and development agreement to Affiliate effective August 27, 2002.

The Company, VISX and Merger Sub also amended the merger agreement to extend the termination date of the merger agreement by an additional two months, to October 17, 2002, and to provide for an automatic nine month extension of the termination date of the merger agreement, to July 17, 2003, if the term of the research and development agreement was similarly extended. This amendment effectively extended the period of VISX's option to terminate the merger agreement for any or no reason. In addition, the amendment reduced the termination fee payable by VISX to the Company under various conditions of termination from $500,000 to $250,000. The amendment, among other things, also permitted VISX to assign the merger agreement to any of its subsidiaries without the Company's consent provided that certain conditions, including the guarantee by VISX of the full payment and performance by an assignee of all of its obligations under the merger agreement and the transfer of all Company securities held by VISX to the assignee, were met.

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

On November 8, 2002, VISX elected to terminate the merger agreement pursuant to the provision in the agreement. On November 11, 2002, VISX paid the Company the $250,000 termination fee as provided in the merger agreement. In addition, Affiliate elected to terminate the research and development agreement. In connection with the termination of these agreements, Timothy R. Maier, VISX's Chief Financial Officer, resigned as a member of the Company's board of directors.

After the termination of the merger agreement with VISX, the Company initially sought another strategic partner, purchaser or licensee of its microjet microkeratome patents. However, during 2002 and 2003 the rate of LASIK procedures fell well below the anticipated rate and the prospects for 2004 and the years beyond were not encouraging. The price of LASIK procedures also experienced degradation. The Company learned that other companies with which it might pursue a strategic relationship involving its microkeratome share a similar view of the market. It became clear also that potential investors had the view that the existing base of laser equipment and blade microkeratomes would not be dislodged by new technology. Hence, development of the microjet technology for use in ophthalmic surgery seemed fruitless. As a result, during 2003 the Company discontinued its microkeratome development efforts.

As of December 31, 2003, the Company's cash was $828. As a result of these factors, as well as the absence of a firm commitment for additional financing, the Company could no longer be characterized as a going concern. During 2003, management of the Company implemented a plan to reduce its costs and evaluated financial and strategic alternatives in light of the termination of the merger agreement by VISX. The ability of the Company to continue depended upon the Company obtaining additional financing. Such financing was not forthcoming for the reasons given above and because of concern about the litigation with NJIT.

The Company anticipated that the termination fee received from VISX in 2002, and the Company's cash on hand at the end of 2002, would be sufficient to fund the Company's working capital and planned capital expenditure requirements through July 2003. However, the Company would require additional financing in order to maintain its operations beyond that date. The Company had no current arrangements with respect to any additional financing and, pursuant to the terms of the merger agreement with VISX, had been precluded from seeking such additional financing while that agreement was effective. The Company intended to use the proceeds from any additional financing to develop products for dentistry and skin treatment based on its patented waterjet approach. However, there was no assurance that the proceeds obtained by the Company as a result of any such financing would be sufficient to fund the Company's future development efforts or that such efforts to develop products for dentistry and skin treatment would be successful. Currently, the Company has ceased research and development operations and only retains one employee, who is working on salary accrual. This single employee is researching possible funding or merger opportunities. The failure to obtain additional financing or merger opportunities will result in a full cessation of operations and closure of the Company.

The Company was incorporated under the laws of the State of Delaware on December 16, 1993. Its offices are located at 1535 Coles Avenue, Mountainside, New Jersey 07092; and its telephone number is (908) 233-4677. The Company provides a website at www.medjetinc.com. The Company provides a link to the various reports that it has filed with the SEC.

APPLICATIONS OF COMPANY TECHNOLOGY

The Company believes that microjets could bring new surgical capability and performance to the clinic or operating room and could become the standard of care for the treatment of several diseases and conditions. Through 2002, the Company focused on applications in ophthalmology, but the Company continues to believe that its proprietary microjet technology has additional surgical applications, including dentistry, skin treatment and in the treatment of pain. The Company intended to develop additional product applications provided adequate funds or other options become available.

OPHTHALMOLOGY

The cornea is the clear window that provides most of the focusing power of the vision system of the eye. The Company's ophthalmic devices relate to surgery of the cornea to achieve correction of vision error. By definition vision error occurs when the refractive power of the not accommodated eye differs from what is needed to provide a sharply focused image on the retina for an object at 20 feet. Vision errors are currently corrected primarily by eyeglasses or contact lenses, both of which provide compensating refractive power. The shape of the cornea may be modified to produce a change in the refractive power of the eye. This is the basis for the well-known laser-based vision correction procedure known as LASIK.

DENTISTRY

Based on the Company's product-development criteria, in February 2003 the next area identified for development was treatment of dental caries. The dental caries is a progressive, infected and decayed portion of a tooth. A break in the enamel allows the dentin making up the hard portion of the tooth to be infected. Unchecked, the decayed region enlarges, potentially leading to nerve involvement, pain, temperature sensitivity, and ultimately loss of the structural integrity of the tooth. The standard treatment for dental caries is to remove the decayed, infected portion within the dentin and to fill the resulting cavity. The removal process involves drilling out the affected area of the tooth until only sound dentin remains. More recently, dental lasers have come into use for removing the caries. All regions of the tooth are not readily accessible by the drill or laser.

Based on its limited experiments with a prototype device, the Company observed that by directing a coherent microjet of the appropriate operating parameters into the tooth, small entry holes could be drilled through the enamel and dentin (calcareous material similar to but harder and denser than bone that composes the principal mass of a tooth) to gain access to the cavity surrounding the soft caries, which could be removed by the microjet without damage to the surrounding sound dentin. The Company observed that the microjet penetrates the caries and washes it out. The filling material that can be used as an alternate to the conventional amalgam is longer lasting and esthetically pleasing. Although it has not yet been confirmed on live patients, the Company believes that the treatment, if perfected, would require no anesthesia in many circumstances and that the associated time and cost saving and the perceived advantages of the microjet technique over traditional treatments would be potentially significant. Possible advantages include reduced vibration and noise. An important feature is that the volume of dentin removed is greatly reduced compared to drilling, limiting the potential for nerve involvement and preserving as much as possible the integrity of the tooth. Hence, the capability may be called "microdentistry."

Although a preliminary associated handpiece and pump have been developed and constructed, the Company did not construct a complete working prototype of a microjet dental device. Based on its own internal market study, the Company believes that a significant market potentially exists for this procedure and product.

RESEARCH AND DEVELOPMENT

Through December 31, 2003, the Company has spent approximately $11,487,000, including $107,000 in 2003 and $1,180,000 in 2002, in its efforts to make products based on microjet technology commercially available. Such expenditures include research and development costs and expenses related to the HydroBrush(TM) Keratome and the HydroBlade(TM) Keratome, as well as development on the dental device. Research and development activities have consisted of establishing the microjet technology platform, and developing, designing and constructing experimental versions of the Company's keratomes. Since July 1994, the Company has conducted feasibility studies on over 4,000 porcine and rabbit corneas, many dozens of human cadaver eyes and dozens of live rabbits. The purpose of the feasibility studies was to determine if the microjet beam could smoothly incise and shape the anterior surface of the cornea, without erosion and roughening when only cutting is required, and to determine if the incised eye would heal. The research and development of the dental device included testing on 100's of discarded human teeth.

PATENTS

The Company has sought to protect its proprietary interest in its microjet devices by applying for patents in the United States and corresponding patents abroad. As of December 31, 2003, the Company had nine issued and 21 U.S. and international patents pending. The Company's U.S. patents expire between 2014 and 2020.

REGULATION

Any of the Company's proposed microjet devices used in dentistry would need market clearance through a 501(k) notification, which is far less demanding than a PMA (see below).

FDA REGULATION

The Company's microjet devices are medical devices. Accordingly, the Company is subject to the relevant provisions and regulations of the Federal Food, Drug and Cosmetic Act (the "FD&C Act"), under which the FDA regulates the manufacturing, labeling, distribution, and promotion of medical devices in the United States.

The FD&C Act provides that, unless exempted by regulation, medical devices may not be commercially distributed in the United States unless they have been approved by a pre-market approval (PMA) or cleared by the FDA for marketing. There are two review procedures by which medical devices can receive such approval or clearance. Some products may qualify for clearance under a 510(k) notification. Pursuant to that procedure, the manufacturer submits to the FDA a pre-market notification that it intends to begin marketing its product. The notification must demonstrate that the product is substantially equivalent to another legally marketed product (i.e., that it has the same intended use and that it is as safe and effective as, and does not raise different questions of safety and effectiveness than does, a legally marketed device).

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

EMPLOYEES

As of December 31, 2003, the Company had no employees on payroll. Dr. Gordon continues to work for the Company while accruing his salary for payment when the Company received appropriate funding.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases approximately 4,982 square feet of research and development and office space in Edison, New Jersey pursuant to a lease, which expires December 31, 2004. The total base rent under this lease is $83,448 per year.

A default judgment for possession of the leased office space was entered in favor of the lessor on January 7, 2004.

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

In October 1998, the lawsuit brought in U.S. District Court by NJIT was dismissed on jurisdictional grounds. Without appealing the first dismissal, in

April 1999, NJIT commenced a second action in U.S. District Court. NJIT again alleged that the defendants failed to name a NJIT professor and/or a NJIT research associate as co-inventors of the Company's Lamellar Patent and breached fiduciary duties and contractual obligations owed to NJIT. As in the first federal court action, NJIT sought monetary damages, an order directing that this patent, related foreign patents and patent applications be assigned and transferred to NJIT, a declaratory judgment that all of the claims of the Company's Lamellar Patent are invalid and unenforceable against NJIT and an order amending the named inventors of the Company's Lamellar Patent to include the NJIT professor and/or the NJIT research associate. In June 2000, the motion filed by the Company to dismiss the action against the Company, Dr. Gordon and the former employee of the Company, was granted by the U.S. District Court. In July 2000, NJIT appealed this decision to the Federal Circuit Court of Appeals. On October 1, 2002, the Federal Circuit Court of Appeals ruled that res judicata did not apply to the 1999 lawsuit, and therefore reversed the decision of the U.S. District Court and remanded the lawsuit back to the U.S. District Court for proceedings on the merits. NJIT expressed interest in avoiding the cost of a trial and requested mediation. The Company agreed and a mediator was identified. A mediation effort during 2003 failed despite the fact that the Company offered to assign the patent at issue to NJIT, more than NJIT could have achieved by litigation. In December 2003 the Company filed a motion for summary judgment dismissing NJIT's lawsuit. A ruling is scheduled for May 2004.

The Company believes that NJIT's claim is without merit and that the Company will prevail in the litigation. If, however, the Company is not successful in its defense of the lawsuit, NJIT's employees will be declared to be co-inventors and NJIT will have the right to use or non-exclusively license the patent. If such event occurs, the Company's right to use the patent will remain. Furthermore, in view of the Company's other related intellectual property that would not be available for use by NJIT, and the fact that the patent at issue is obsolete the Company believes that the impact on the Company resulting from a finding on the merits in favor of NJIT would not be material.

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

If the outcome of the motion for summary judgment in the US District Court is positive for the Company, the Company may press its claims for damages in the NJ Superior Court. It has submitted a claim for damages in the NJ Superior Court, but the Company can give no assurance that it will receive any such damages.

ACTION BROUGHT BY FORMER EMPLOYEE

In May 2003, the Company, Dr. Gordon and one of its current directors at the time, VISX and other parties were named as defendants in a lawsuit by a former employee of the Company filed in the Superior Court of New Jersey. The plaintiff had been fired in June 2002 for interfering with the work of the Company, its relationship with VISX, and for harassment of several female employees. The related complaint alleges, among other things, that defendants violated the New Jersey Law Against Discrimination, tortiously interfered with a contract between the plaintiff and the Company, tortiously interfered with the prospective economic gain of the plaintiff and intentionally inflicted emotional distress on the plaintiff. This lawsuit is in its early stages. While the Company believes it has meritorious defenses, it cannot predict the ultimate outcome of this lawsuit.

BCE ASSOCIATES

BCE Associates, L.P. ("BCE"), lessor to the Company's leased office space located in Edison, New Jersey (the "Property"), filed a claim on November 19, 2003 in New Jersey State Civil Court to demand possession of the Property for the Company's failure to pay rental payments to BCE regarding the lease of the Property. A default judgment for possession of the Property was entered in favor of BCE on January 7, 2004.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The following table sets forth the range of high and low bid quotations per share of the Company's common stock (symbol MDJT.OB) for the periods indicated as reported by the OTC Bulletin Board. These quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                      RANGE OF HIGH AND LOW BID PRICES
                                      --------------------------------
                                  2003               2002              2001
                                  ----               ----              ----

        First Quarter       $.04 - $.12         $1.37 - $.51       $1.00 - $.44
        Second Quarter      $.05 - $.12         $1.04 - $.85       $1.00 - $.20
        Third Quarter       $.05 - $.08          $.88 - $.51       $1.07 - $.51
        Fourth Quarter      $.03 - $.07          $.60 - $.02        $.64 - $.51

As of December 31, 2003, there were approximately 59 holders of record of the common stock.

The Company has never paid a cash dividend on its common stock and does not presently anticipate doing so in the foreseeable future, but expects to retain earnings, if any, to finance operations.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

The Company has been engaged in research and development of medical technology utilizing small-diameter, liquid microjets moving at various speeds above supersonic, depending on the specific application. The Company expects, during 2004, to continue its search for finding a partner with which to exploit its technology but can give no assurance that it will be able to do so. The Company is a development-stage company.

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

THE PAST YEAR. Due to the Company's limited working capital, the year 2003 was difficult. The Company has sought to minimize operating costs by drastically reducing personnel and reducing salaries. The overriding constraint has been cash flow. The goal was to retain capability in order to demonstrate capability to potential investors.

RESULTS OF OPERATIONS

The  Company has not yet  initiated  sales of its  products.  For the year ended
December 31, 2003, the Company generated $0 revenues. For the year ended December 31, 2002, the Company generated total revenues of $2,651,803, primarily resulting from payments from VISX pursuant to research and development agreements. As a result of the termination of the research and development agreement with VISX, the Company currently has no sources of revenues beyond the fourth quarter of fiscal 2002.

Total expenses for 2003 decreased by $2,075,323, or 74%, to $721,211 from $2,796,534 in 2002. This decrease was primarily due to a decrease in purchases for materials, testing and analysis and other costs associated with continuing development.

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

Net interest expense for 2003 was $7,047 compared to net interest expense of $5,666 for 2002. This increase resulted principally from decreased interest earned on the Company's cash reserves and continual payment of interest on Dr. Gordon's loan to the Company.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2003, the Company's cash and cash equivalents was $828 and its working capital was ($468,973).

As stated in the Results of Operations section above, the Company had no revenues in 2003, and 100% of the Company's revenue in 2002 was derived from one customer (VISX). As of December 31, 2003, the Company's cash was $828. As a result of these factors, as well as the absence of a firm commitment for additional financing, the Company can no longer be characterized as a going concern. Management of the Company has implemented a plan to reduce its costs and is evaluating financial and strategic alternatives in light of the termination of the merger agreement by VISX. The ability of the Company to continue depends upon the Company obtaining other sources of financing. The Company has ceased operations and is strictly searching for future funding or merger opportunities.

No assurances can be made that any additional financing will be available to the Company on commercially reasonable terms or at all. Furthermore, there can be no assurance that the proceeds obtained by the Company as a result of any such financing would be sufficient to fund the Company's future development efforts or that such efforts to develop products will be successful. The failure to obtain additional financing would have a material adverse effect on the Company, including causing a substantial reduction in or termination of the Company's operations.

During March 1999, Eugene I. Gordon, Ph.D., the Company's Chairman and Chief Executive Officer, agreed to make available to the Company a loan of up to $250,000. Under the terms of this agreement, the Company issued to Dr. Gordon warrants to purchase up to 50,000 shares of the Company's common stock and agreed to pay a market interest rate on amounts borrowed. At December 31, 2003, the amount owed to Dr. Gordon was $198,000, with interest paid monthly. Interest for this loan has been accruing since July of 2003. Principal amounts outstanding under this loan are due and payable on January 26, 2009.

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

The Company was not eligible to receive any certificates in 2003. For the year ended December 31, 2002, the Company received net proceeds of $210,928, from the sale of its tax certificates relating to tax benefits from prior years. Provided that the State of New Jersey extends this program, the Company will be eligible in 2004, however the amount of the proceeds is not currently available.

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

At December 31, 2003, unamortized patent costs amounted to $289,785 and are included in the balance sheet under the caption Patents and Trademarks (trademark costs are $1,540). No patent abandonment costs were included in 2003, and $19,582 were included in 2002. One patent was issued during 2003.

REVENUE RECOGNITION

The Company received no revenues during 2003. The Company's revenues for 2002 were derived primarily from payments from VISX pursuant to research and development agreements and its cancellation fee.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

QUALIFICATION IN THE REPORT OF INDEPENDENT CERTIFICATE PUBLIC ACCOUNTANTS RELATING TO THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN; ACCUMULATED DEFICIT AND HISTORY OF OPERATING LOSSES; ANTICIPATED FUTURE LOSSES. The report of independent certified public accountants on the Company's financial statements contains an explanatory paragraph stating that there is a substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of such uncertainty. The Company incurred operating losses of $721,211 and $144,731 for the fiscal years ended December 31, 2003 and 2002, respectively, and, at December 31, 2003, had an accumulated deficit of $8,138,238. The Company has ceased operations and is strictly searching for funding or merger opportunities. The Company's future level of revenues and potential profitability depend on many factors, including the Company's ability to obtain additional financing. There can be no assurance that the Company will experience any significant growth in revenues (or even sustain historic revenue levels) in the future or that the Company will ever achieve profitability.

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

NEED FOR FUTURE FINANCING. The Company will require additional capital before, if ever, it reaches profitability and positive cash flow. As a result, the Company will be required to raise additional funds through public or private financing, including grants that may be available for its research and development. There can be no assurance, however, that the Company will be able to obtain additional financing on terms favorable to it, if at all. Since adequate funds were not available to satisfy short-term or long-term capital requirements, the Company eliminated its product development activities, limited its operations significantly, and modified its business strategy. The failure of the Company to obtain any other acceptable financing had a material adverse effect on the plans and operations of the Company. Without additional financing or the exercise of the Company's outstanding options and warrants or otherwise, the Company became unable to maintain its current operations and was unable to carry out its business plan. The Company has no current understandings or commitments to obtain any additional financing from the sale of its securities or otherwise. Additional financing from the sale of its securities may result in dilution of the Company's then current stockholders.

DEPENDENCE UPON A KEY OFFICER; ATTRACTION AND RETENTION OF KEY PERSONNEL. The business of the Company is highly dependent upon the active participation of its founder and Chief Executive Officer, Dr. Eugene I. Gordon, age 73. The loss or unavailability to the Company of Dr. Gordon would have a material adverse effect on the Company's business prospects and potential earning capacity. As a result of the continuing stress of the business and age, Dr. Gordon's full time participation is no longer assured. The recruitment of skilled scientific personnel is critical to the Company's success. There can be no assurance that it will be able to continue to attract and retain such personnel in the future. In addition, the Company's expansion into areas and activities requiring additional expertise, clinical testing, governmental approvals, production and marketing of the Company's products (which would be required if the Company does not enter into licensing arrangements) is expected to place increased demands upon the Company's financial resources and corporate structure. The Company would satisfy such demands, if they arise, through the hiring of additional management personnel and the development of additional expertise by existing management.

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

The Company has sought to protect its proprietary interest in its products by applying for patents in the United States and corresponding patents abroad. The Company currently has nine issued U.S. patents and 21 U.S. and international patents pending. There can be no assurance that any other patents will be issued to the Company, that any patents owned by or issued to the Company, or that may be issued to the Company in the future, will provide a competitive advantage or will afford protection against competitors with similar technology, or that competitors of the Company will not circumvent, or challenge the validity of, any patents issued to the Company. There also can be no assurance that any patents issued to or licensed by the Company will not be infringed upon or designed around by others or would prevail in a legal challenge, that others will not obtain patents that the Company will need to license or design around, that the microkeratomes or any other potential product of the Company will not inadvertently infringe upon the patents of others, or that others will not manufacture the Company's patented products upon expiration of such patents. There can be no assurance that existing or future patents of the Company will not be invalidated. Additionally, patent applications filed in foreign countries and patents granted in such countries are subject to laws, rules and procedures, which differ from those in the United States. Patent protection in such countries may be different from patent protection provided by United States laws and may not be as favorable to the Company.

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

COMPETITIVE TECHNOLOGIES, PROCEDURES AND COMPANIES. The Company is engaged in a rapidly evolving field. The Company believes that there are companies, both public and private, universities and research laboratories engaged in research activities relating to dental drilling and cavity treatment. The Company believes that competition from these companies, universities and laboratories will be intense and will increase over time. The Company's potential products for dental drilling and cavity treatment will compete with other presently existing forms of treatment for dental disorders, including mechanical drills and burrs, as well as other technologies under development. The main current technology, involving more than 90% of the practice, is the use of mechanical drills and burrs. There are expensive laser devices for removing caries and air abrasion systems for drilling holes. Neither has been well accepted. The Liquid MicroDrill system drills holes and can remove areas of enamel and dentin, cleans out caries and can remove tartar and plaque as well as polish. It can completely replace the current mechanical system.

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

ITEM 7.  FINANCIAL STATEMENTS.

                                                                        PAGE NO.
                                                                        --------

Independent Auditors' Report                                                  19

Balance Sheet as of December 31, 2003                                         20

Statements of Operations for the years ended December 31, 2003 and
2002, and for the period from inception to December 31, 2003                  21

Statement of Stockholders' Equity for the period from inception to
December 31, 2003                                                             22

Statements of Cash Flows for the years ended December 31, 2003 and
2002, and for the period from inception to December 31, 2003                  25

Notes to the Financial Statements                                             26

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Medjet Inc. (A Development Stage Company):


We have audited the accompanying balance sheet of Medjet Inc. (A Development Stage Company) as of December 31, 2003 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2003 and 2002 and for the period from December 16, 1993 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medjet Inc. (A Development Stage Company) as of December 31, 2003 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 and for the period from December 16, 1993 (inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

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

                                       /s/ ROSENBERG RICH BAKER BERMAN & COMPANY
                                           -------------------------------------
Bridgewater, New Jersey
April 8, 2004

                                   MEDJET INC.
                          (A Development Stage Company)
                                  Balance Sheet
                                December 31, 2003



                                                   Assets
Current Assets:
    Cash and cash equivalents                                                                      $     828
    Prepaid expenses                                                                                  28,902
                                                                                           -------------------
             Total Current Assets                                                                     29,730
                                                                                           -------------------


Property and Equipment - less accumulated depreciation of $419,371                                    27,460
Patents and Trademarks - less accumulated amortization of $69,332                                    291,325
Security deposits                                                                                      4,837
                                                                                           -------------------

             Total Assets                                                                          $ 353,352
                                                                                           ===================



                                    Liabilities and Stockholders' Equity


Current Liabilities:
   Accounts payable and accrued liabilities                                                        $ 297,881
    Income tax payable                                                                                 2,823
    Notes payable - Officer                                                                          198,000
                                                                                           -------------------
            Total Current Liabilities                                                                498,704
    Deferred Rental Obligation                                                                         5,246
                                                                                           -------------------
            Total Liabilities                                                                        503,950
                                                                                           -------------------
Commitments and Contingencies                                                                              -
Stockholders' Equity:
    Preferred stock, $.01 par value, 1,000,000 shares authorized, 10,400 shares
         designated as Series B Convertible Preferred issued and outstanding                             104
    Common stock, $.001 par value, 30,000,000 shares authorized,
         3,935,220 shares issued and 3,901,431 shares outstanding                                      3,935
    Additional paid-in capital                                                                     7,985,298
    Accumulated deficit (including deficit accumulated during development stage of $9,642,906 of which $1,556,204 was applied to additional
         paid-in capital upon conversion from an "S" to a "C" corporation)                       (8,138,235)
    Less: Treasury stock, 33,789 shares, at cost                                                     (1,700)
                                                                                           -------------------

             Total Stockholders' Equity                                                            (150,598)
                                                                                           -------------------

Total Liabilities and Stockholders' Equity                                                         $ 353,352
                                                                                           ===================


                         See notes to the financial statements.

                                   MEDJET INC.
                          (A Development Stage Company)
                             Statement of Operations



                                                                                                  Period from
                                                                                               December 16, 1993
                                                             Year Ended December 31,             (Inception) to
                                                              2003              2002           December 31, 2003
Revenues:
Revenues                                               $        -         $     2,651,803   $           4,884,303
                                                         ---------------    -------------     -------------------
     Total Revenues                                             -               2,651,803               4,884,303
                                                         ---------------    -------------     -------------------

Expenses:
Research, development,
   general and administrative                                    721,211        2,796,534              16,095,642
                                                         ---------------    -------------     -------------------
     Total Expenses                                              721,211        2,796,534              16,095,642
                                                         ---------------    -------------     -------------------

Loss from Operations                                           (721,211)        (144,731)            (11,211,339)
                                                         ---------------    -------------     -------------------

Other Income (Expense):
   Merger Option                                                -                 312,500                 500,000
   Other Income (Expense)                                          1,618            (131)                   6,772
   Interest Income                                              -                   4,704                 351,075
   Interest Expense                                              (8,665)         (10,370)               (108,834)
                                                         ---------------    -------------     -------------------
                                                                 (7,047)          306,703                 749,013
                                                         ---------------    -------------     -------------------

Income (Loss) Before Income Tax (Benefit)                      (728,258)          161,972            (10,462,326)

State Income Tax (Benefit)                                         (610)         (57,239)               (819,420)
                                                         ---------------    -------------     -------------------


Net Income (Loss)                                              (727,648)          219,211             (9,642,906)

Dividends on Preferred Stock                                           -                -                 184,923
                                                         ---------------    -------------     -------------------

Net Income (Loss) Attributable to Common
      Stockholders                                     $       (727,648)  $       219,211   $         (9,827,829)
                                                         ===============    =============     ===================
Earnings (Loss) Per Share:
      Basic                                            $          (0.19)  $          0.06   $              (2.89)
                                                         ===============    =============     ===================
      Diluted                                          $          (0.19)  $          0.06   $              (2.89)
                                                         ===============    =============     ===================
Weighted average common shares outstanding:
      Basic                                                    3,901,431        3,901,431               3,395,322
                                                         ===============    =============     ===================
      Diluted                                                  3,901,431        3,901,431               3,395,322
                                                         ===============    =============     ===================



------------------------------------------------------------------------------------------------------------------------------------


                     See notes to the financial statements.

                                   MEDJET INC.
                          (A Development Stage Company)
                        Statement of Stockholders' Equity
     Period From December 16, 1993 (Date of Inception) to December 31, 2003
                                                                                    Pre-                   Paid-In
                                                                            Common  ferred                 Capital
                                                                  Total     Stock   Stock                  (Bene-
                                       Preferred Common    Price  Consider- ($.001  ($.01  Paid-    Defer- ficial   Accum-    Trea-
                                       Shares    Shares    Per    ation     Par     Par    In       red    Con-     ulated    sury
            Date/Description           Issued    Issued    Share  Paid      Value)  Value) Capital  Charge version) Deficit   Stock
------------------------------------- --------- --------- ------ --------- -------- ----- -------- ------- -------- --------- -----
March 12, 1994      Share Issuance            -   800,000  $0.10 $ 80,000     $ 800       $ 79,200                      $   -
April 21, 1994      Share Issuance            -    15,000   0.10    1,500        15          1,485                          -
May 1, 1994         Share Issuance            -    63,000   0.10    6,300        63          6,237                          -
May 25, 1994        Share Issuance            -    50,000   1.00   50,000        50         49,950                          -
May 31, 1994        Share Issuance            -    25,000   1.00   25,000        25         24,975                          -
June 6, 1994        Share Issuance            -    50,000   1.00   50,000        50         49,950                          -
June 7, 1994        Share Issuance            -    50,000   1.00   50,000        50         49,950                          -
June 13, 1994       Share Issuance            -    25,000   1.00   25,000        25         24,975                          -
June 20, 1994       Share Issuance            -    25,000   1.00   25,000        25         24,975                          -
July 28, 1994       Share Issuance            -    25,000   1.00   25,000        25         24,975                          -
September 23, 1994  Share Issuance            -    45,002   6.00  270,012        45        269,967                          -
October 20, 1994    Share Issuance            -    20,501   6.00  123,008        21        122,987                          -
October 28, 1994    Share Issuance            -     2,500   6.00   15,000         2         14,998                          -
November 10, 1994   Share Issuance            -    14,500   6.00   87,000        15         86,985                          -
November 16, 1994   Share Issuance            -     2,501   6.00   15,004         2         15,002                          -
Net Loss, Year Ended
  December 31, 1994                           -         -      -        -         -              -                  (287,291)
                                      --------- --------- ------ --------- -------- ----- -------- ------- -------- --------- -----

Balance, December 31, 1994                    - 1,213,004         847,824     1,213        846,611                  (287,291)
                                                                                                                            -
August 8, 1995      Share Issuance            -     5,000  $6.00   30,000         5         29,995                          -
August 28, 1995     Share Issuance            -     4,000   6.00   24,000         4         23,996                          -
September 21, 1995  Share Issuance            -     5,000   6.00   30,000         5         29,995                          -
September 29, 1995  Share Issuance            -     5,000   6.00   30,000         5         29,995                          -
December 31, 1995   Share Issuance            -       833   6.00    5,000         1          4,999                          -
         "          Stock Split:              - 1,217,475      -        -     1,217        (1,217)                          -
                    1.987538926-to-1
                    Share Outstanding

Net Loss, Year Ended
  December 31, 1995                           -        -       -        -         -              -                  (677,385)
                                      --------- --------- ------ --------- -------- ----- -------- ------- ------- ---------- -----

Balance, December 31, 1995                    - 2,450,312      - $966,824    $2,450       $964,374                 $(964,676)
                                      --------- --------- ------ --------- -------- ----- -------- ------- ------- ---------- -----

                     See notes to the financial statements.

                                 MEDJET INC.
                          (A Development Stage Company)
                        Statement of Stockholders' Equity
     Period From December 16, 1993 (Date of Inception) to December 31, 2003
                                                                                         Pre-                             Paid-In
                                                                                Common   ferred                           Capital
                                         Pre-                        Total      Stock    Stock                            (Bene-
                                         ferred    Common    Price   Consider-  ($.001   ($.01                            ficial
                                         Shares    Shares    Per     ation      Par      Par        Paid-In    Deferred   Conver-
            Date/Description             Issued    Issued    Share   Paid       Value)   Value)     Capital    Charge     sion)
--------------------------------------- --------- --------- ------- ----------- -------- -------- -----------  --------- ----------
Balance, December 31, 1995, brought
 forward                                       -  2,450,312         $   966,824  $2,450  $     -  $   964,374  $      -   $      -

August 6, 1996 Share Issuance                  -  1,071,429 $ 5.60    6,000,002   1,071        -    5,998,931         -          -
         "     Reclassification of
               deferred offering costs         -         -      -            -       -         -   (1,436,045)        -          -
         "     Reclassification of
               accumulated deficit
               for change from an
               S to a C corporation            -         -      -            -       -         -   (1,556,204)        -          -
September 3, 1996 Share Issuance               -    160,714   5.60      899,998     161        -      899,837         -          -
December 30, 1996 Acquisition of
 treasury shares                               -         -      -            -       -         -           -          -          -
Net Loss, Year Ended
 December 31, 1996                             -         -      -            -       -         -           -          -          -
                                        --------- --------- ------- ----------- -------- -------- -----------  --------- ----------

Balance, December 31, 1996                     -  3,682,455           7,866,824   3,682        -    4,870,893         -          -

July 18, 1997     Share Issuance               -     21,800 $ 0.05        1,097      22        -        1,075         -          -
July 24, 1997     Share Issuance               -      4,464   5.60       24,998       5        -       24,994         -          -
Net Loss, Year Ended
 December 31, 1997                             -         -      -            -       -         -           -          -          -
                                        --------- --------- ------- ----------- -------- -------- -----------  --------- ----------

Balance, December 31, 1997                     -  3,708,719           7,892,919   3,709        -    4,896,962         -          -
January 27, 1998 Share Issuance                -      1,350 $ 5.60        7,560       1        -        7,559         -          -
March 31, 1998   Share Issuance                -     10,000   3.02       30,188      10        -       30,178         -          -
April 20, 1998   Share Issuance          110,000         -   10.00    1,100,000      -     1,100      945,511         -    133,389
         "       Placement Agent
                  Warrants                     -         -      -            -       -         -           18         -          -
October 9, 1998  Preferred Conversion   (110,000)   182,724   6.02           -      183   (1,100)     184,911         -   (133,389)
         "       Preferred Dividend            -     12,154   4.24       51,534      12        -          917         -          -
Net Loss, Year
 Ended December 31, 1998                       -         -      -            -       -         -           -          -          -
                                        --------- --------- ------- ----------- -------- -------- -----------  --------- ----------

Balance, December 31, 1998                     -  3,914,947           9,082,201   3,915        -    6,066,056         -          -

May 13, 1999      Share Issuance               -     19,588 $ 1.00           -       19        -          (19)        -          -
June 11, 1999     Share Issuance               -        685   1.70           -        1                    (1)        -          -
December 3, 1999  Share Issuance          16,000         -  125.00    2,000,000      -       160    1,999,840         -          -
December 31, 1999 Partial
 Rescission of Preferred                  (5,600)        -  125.00     (700,000)     -       (56)    (699,944)        -          -
Net Loss, Year
 Ended December 31, 1999                       -         -      -            -       -         -           -          -          -
                                        --------- --------- ------- ----------- -------- -------- -----------  --------- ----------

Balance, December 31, 1999                10,400  3,935,220         $10,382,201  $3,935  $   104  $ 7,365,932  $      -  $       -

Net Loss, Year
 Ended December 31, 2000                       -         -      -            -       -         -           -          -          -
Balance, December 31, 2000                10,400  3,935,220         $10,382,201  $3,935  $   104  $ 7,365,932         -          -
                                        --------- --------- ------- ----------- -------- -------- -----------  --------- ----------

August 17, 2001 Warrant
 Issuance                                      -         -      -           -         -        -      616,000  (616,000)         -
Amortization of Deferred Charge                -         -      -           -         -        -           -    231,000          -
Net Loss, Year
 Ended December 31, 2001                       -         -      -           -         -        -           -          -
                                        --------- --------- ------- ----------- -------- -------- ----------- ---------- ----------

                                        Accumulated    Treasury
            Date/Description            Deficit        Stock
------------------------------------  --------------  ----------

Balance, December 31, 1995, brought
 forward                                $  (964,676)   $      -

August 6, 1996 Share Issuance                    -            -
         "     Reclassification of
               deferred offering costs           -            -
         "     Reclassification of
               accumulated deficit
               for change from an
               S to a C corporation       1,556,204           -
September 3, 1996 Share Issuance                 -            -
December 30, 1996 Acquisition of
 treasury shares                                 -       (1,700)
Net Loss, Year Ended
 December 31, 1996                       (1,273,977)          -
                                        ------------  ----------

Balance, December 31, 1996                 (682,449)     (1,700)

July 18, 1997     Share Issuance                 -            -
July 24, 1997     Share Issuance                 -            -
Net Loss, Year Ended
 December 31, 1997                       (2,578,448)          -
                                        ------------  ----------

Balance, December 31, 1997               (3,260,897)     (1,700)
January 27, 1998 Share Issuance                  -            -
March 31, 1998   Share Issuance                  -            -
April 20, 1998   Share Issuance                  -            -
         "       Placement Agent
                  Warrants                       -            -
October 9, 1998  Preferred Conversion            -            -
         "       Preferred Dividend         (51,534)          -
Net Loss, Year
 Ended December 31, 1998                 (1,730,538)          -
                                        ------------  ----------

Balance, December 31, 1998               (5,042,969)     (1,700)

May 13, 1999      Share Issuance                 -            -
June 11, 1999     Share Issuance                 -            -
December 3, 1999  Share Issuance                 -            -
December 31, 1999 Partial
 Rescission of Preferred                         -            -
Net Loss, Year
 Ended December 31, 1999                 (1,238,028)          -
                                        ------------  ----------

Balance, December 31, 1999              $(6,280,997)  $  (1,700)

Net Loss, Year
 Ended December 31, 2000                   (872,064)          -
Balance, December 31, 2000              $(7,153,061)  $  (1,700)
                                        ------------  ----------

August 17, 2001 Warrant
 Issuance                                        -            -
Amortization of Deferred Charge                  -            -
Net Loss, Year
 Ended December 31, 2001                   (476,737)
                                       -------------------------

Balance, December 31, 2001              $(7,629,798)  $  (1,700)
                                       -------------------------

                                                                                         Pre-                             Paid-In
                                                                                Common   ferred                           Capital
                                         Pre-                        Total      Stock    Stock                            (Bene-
                                         ferred    Common    Price   Consider-  ($.001   ($.01                            ficial
                                         Shares    Shares    Per     ation      Par      Par        Paid-In    Deferred   Conver-
            Date/Description             Issued    Issued    Share   Paid       Value)   Value)     Capital    Charge     sion)
--------------------------------------- --------- --------- ------- ----------- -------- -------- -----------  --------- ----------
Balance, December 31, 2001                10,400  3,935,22      -   $10,382,201  $3,935  $   104  $ 7,981,932 (385,000)  $       0
                                        --------- --------- ------- ----------- -------- -------- ----------- ---------- ----------

Balance, December 31, 2001                10,400  3,935,220     -   $10,382,201  $3,935  $   104  $ 7,981,932  (385,000) $       0
Brought forward                                -          -     -             -       -        -           -    385,000          -
Amortization of Deferred Charge                -          -     -             -       -        -        3,366         -          -
Stock Options Issued to Consultant
Net Income, Year
 Ended December 31, 2002                       -          -     -             -       -        -            -         -          -
                                        --------- --------- -------  ----------- -------  -------- ----------- ---------- ---------

Balance, December 31, 2002                10,400  3,935,220     -   $10,382,201  $3,935  $   104  $ 7,985,298             $      0
Amortization of Deferred Charge                -          -     -             -       -        -           -           -         -
Stock Options Issued to Consultant             -          -     -             -       -        -           -           -         -
Net Income, Year
 Ended December 31, 2003                       -          -     -             -       -        -           -           -         -
                                        --------- --------- -------  ----------- -------  ------- ----------- ----------- ---------

Balance, December 31, 2003                10,400  3,935,220     -   $10,382,201  $3,935  $   104  $ 7,985,298             $      0
                                        ========= ========= ======  ============ ======  ======== =========== =========== =========

                                       Accumulated    Treasury
            Date/Description            Deficit        Stock
------------------------------------  --------------  ----------

Balance, December 31, 2001
Brought forward                         $(7,629,798)  $  (1,700)
Amortization of Deferred Charge                  -            -
Stock Options Issued to Consultant               -            -
Net Income, Year Ended December 31, 2002    219,211           -
                                        ------------  ----------

Balance, December 31, 2002              $(7,410,587)  $  (1,700)
Amortization of Deferred Charge                  -            -
Stock Options Issued to Consultant               -            -
Net Income, Year Ended December 31, 2003 (727,648)            -
                                        ------------  ----------

Balance, December 31, 2003              $(8,138,235)  $ (1,700)
                                        ============  ==========


                     See notes to the financial statements.

                                  MEDJET INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                    For the Year Ended              Period from
                                                                                       December 31,              December 16, 1993
                                                                               -----------------------------       (Inception) to
                                                                                     2003             2002        December 31, 2003
                                                                               ---------------   -------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                              $     (727,648)   $    219,211    $     (9,642,905)

Adjustments to Reconcile Net Income (Loss) to
 Net Cash Provided by (Used in) Operating Activities:
    Depreciation and amortization                                                      36,392         439,237           1,236,112
    Loss on abandonment of patents                                                    -                19,582              66,265
    Loss on abandonment of property and equipment                                     -                   174              32,004
    (Increase) Decrease in prepaid expenses                                            42,038           8,601             (40,289)
    Increase (Decrease) in accounts payable
       and accrued expenses                                                           235,574         (88,586)            347,553
    Increase in income taxes payable                                                  (19,035)         21,858               2,823
    Increase (Decrease) in deferred revenues                                            2,176        (312,500)              2,176
    Increase (Decrease) in deferred rental obligation                                  (4,804)         (2,013)             (3,350)
                                                                               ---------------   -------------   -----------------

 Net Cash Provided by (Used in) Operating Activities                                 (435,307)        305,564          (7,999,611)
                                                                               ---------------   -------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from note receivable                                                         -                -                    9,209
Cash redemptions of marketable securities                                             -                -                  320,605
Cash purchases of marketable securities                                               -                -                 (320,605)
Cash purchases of property, plant & equipment                                         -               (19,614)           (566,053)
Cash purchase of organization costs                                                   -                -                  (37,387)
Cash payments for patents and trademarks                                              (15,378)        (77,062)           (430,360)
Cash payments for security deposits                                                     3,824          -                   (4,837)
                                                                               ---------------   -------------   -----------------

 Net Cash Used in Investing Activities                                                (11,554)        (96,676)         (1,029,428)
                                                                               ---------------   -------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock                                             -                -                2,380,018
Repayments of Capital Lease Obligation                                                -               (12,676)            (41,067)
Proceeds from issuance of common stock
  and initial public offering                                                         -                                 6,494,616
Purchase of treasury stock                                                            -                -                   (1,700)
Proceeds from officer notes payable                                                    38,000          -                  640,000
Repayment of officer notes payable                                                    -                -                 (442,000)
Proceeds from other notes payable                                                     -                -                  450,000
Repayment of other notes payable                                                      -                -                 (450,000)
                                                                               ---------------   -------------   -----------------

 Net Cash Provided by (Used in) Financing Activities                                   38,000         (12,676)          9,029,867
                                                                               ---------------   -------------   -----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (408,861)        196,212                 828
Cash and Cash Equivalents - Beginning of Period                                       409,689         213,477                   -
                                                                               ---------------   -------------   -----------------
Cash and Cash Equivalents - End of Period                                      $          828    $    409,689    $            828
                                                                               ===============   ==============  =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
  Income taxes                                                                 $          240    $        240   $           1,080
                                                                               ===============   ==============  =================
  Interest expense                                                             $        8,665    $     10,370   $          82,343
                                                                               ===============   ==============  =================

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

         In connection with the merger agreement and research and development agreement the Company agreed to a grant to VISX warrants to purchase 1,320,000 shares of the Company's Common Stock at an exercise price of $0.75 per share.

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

                                   MEDJET INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


         On August 27, 2002, the Company and VISX amended various agreements in connection with the proposed merger of Orion Acquisition Corporation ("Merger Sub"), a wholly-owned subsidiary of VISX, with and into the Company, pursuant to an Agreement and Plan of Merger and Reorganization dated as of August 17, 2001 (the "Merger Agreement"). The Company, VISX and VISX, a Cayman Islands corporation and wholly-owned subsidiary of VISX ("Affiliate") entered into an amendment and assignment of the one-year research and development agreement originally executed in August 2001 pursuant to which VISX agreed to provide monthly funding to the Company in order to support the Company's research and development work associated with the development of waterjet related technology and products, including a waterjet microkeratome. The amendment extended the term of the research and development agreement by an additional two months, to October 17, 2002, and granted VISX the option to extend the term for a subsequent nine month period, to July 17, 2003 (although VISX was granted the right to terminate the agreement upon 15 days' notice during this nine month period for any reason or no reason), in order to allow the Company additional time to pursue the research and development activities set forth in the agreement. Pursuant to the terms of the amended research and development agreement, the Company continued to receive minimum monthly payments of $100,000. The amendment, among other things, also permitted VISX to assign the agreement to any of its subsidiaries without the Company's consent provided that certain conditions, including the guarantee by VISX of the full payment and performance by an assignee of all of its obligations under the agreement, are met. Pursuant to this provision, VISX assigned the research and development agreement to Affiliate effective August 27, 2002.

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

                                   MEDJET INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


PROPERTY AND EQUIPMENT

         Equipment and leasehold improvements are recorded at cost. Depreciation is computed using primarily accelerated methods based upon the estimated useful lives of the assets, which range from 5 to 7 years for equipment and 39 years for leasehold improvements. Repairs and maintenance, which do not extend the useful lives of the related assets, are expensed as incurred.

AMORTIZATION

         Patents are being amortized over twenty years on a straight-line basis. These costs will be expensed if and when it is concluded that non-approval or no future economic benefits are probable. Total amortization for the years ended December 31, 2003 and 2002 was $11,873 and $10,386 respectively.

         The deferred charge in connection with the issuance to VISX of warrants to purchase an aggregate of 1,320,000 shares of common stock was amortized ratably over the one-year period corresponding to the original one-year term of the research and development agreement.

REVENUE RECOGNITION

         The Company had no revenue in 2003. The Company's revenues for 2002 were generated primarily from the research and development agreement with VISX. This revenue was recognized as the research and development costs were incurred.

RESEARCH AND DEVELOPMENT

         Research  and  Development  costs  related to both  future and  present products are charged to operations as incurred. Research and Development costs approximated $107,559 and $1,180,000in 2003 and 2002, respectively.

ADVERTISING COSTS

         Advertising   costs  are  charged  to  operations  when  incurred.   No
         advertising expense was incurred during 2003, and $1,750 was incurred for the year ending December 31, 2002.

                                   MEDJET INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


EARNINGS (LOSS) PER SHARE

         Earnings (loss) per share, in accordance with the provisions of Financial Accounting Standards No. 128, "Earnings Per Share," is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the period. Common Stock equivalents have not been included in this computation for 2003, 2002 and for the period December 16, 1993 (inception) to December 31, 2003 as the effect would be anti-dilutive.

PATENTS AND TRADEMARKS

         Patents and trademarks at cost, less accumulated amortization, consists of the following at December 31, 2003:

                         Trademarks                                    $  1,540
                         Patents                                        359,117
                                                                       --------
                                  Total                                 360,657
                         Less accumulated amortization                   69,332
                                                                       --------
                                  Total                                $291,325
                                                                       ========

         Amortization expense charged to operations was $11,873 and $10,386 in 2003 and 2002, respectively. In connection with management's evaluation of the future economic life of patents, $0 and $16,144 of unamortized patent cost was charged to operations in 2003 and 2002, respectively.

INCOME TAXES

         In accordance with the provisions of Financial Accounting Standards No. 109, "Accounting for Income Taxes," deferred taxes are recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, the benefit for federal income taxes has been offset entirely by a valuation allowance against the related deferred tax asset for the year ended December 31, 2003.

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

                                   MEDJET INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


         The Company received 100% of its revenue from one customer in 2002.

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

NOTES PAYABLE - OFFICER

         Notes payable - officer represents an unsecured loan from an officer of the Company with interest at prime + (prime X 6.7%), currently 4.27% per annum, due the earliest occurrence of January 26, 2009 or payments upon agreement. Interest issued to the officer amounted to $6,974 and $8,149 during 2003 and 2002, respectively. During 2003, due to lack of funding, the interest paid on this loan was $3,648 and $3,326 was accrued.

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

                                   MEDJET INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


                                                                        Qualified and Non-Qualified Shares
                                                                         UNDER OPTION AS OF DECEMBER 31,
                                                                        2003                     2002
                                                                        ----                     ----
         Outstanding, beginning of year                                541,874                  498,996
         Granted during the year                                             -                  213,800
         Canceled during the year                                     (125,374)                (170,922)
         Exercised during the year                                           -                        -
                                                                    -------------            -------------
         Outstanding, end of year                                      416,500                  541,874
                                                                    -------------            -------------
         Eligible, end of year, for exercise                           381,389                  457,318
                                                                    -------------            -------------
         Range of exercise price per share                          $.15 to $1.53            $.15 to $7.15
                                                                    =============            =============


     On December 31, 2003 and 2002, the average exercise price and remaining contractual life were $0.86 and $0.80 per share, and 6 years 10 months and 7 years 9 months, respectively.

     At December 31, 2003 and 2002, there were 230,077 and 104,703 shares, respectively, reserved for future grants.

WARRANTS

     The Company has issued common stock purchase warrants separately and in conjunction with the Offering, both of the preferred stock private placements and the VISX agreement (see "Nature of Organization"), as well as to consultants and to lenders, as follows:

     As of December 31, 2003:

                              Exercise       Exercise Term
     Date of                  Price Per  --------------------
     GRANT      NO. OF SHARES  SHARE      START   EXPIRATION  VESTING RIGHTS
     ---------- ------------- ---------  -------- ----------  --------------
       7/15/99     50,000       1.00     7/15/99   7/15/04    100% on 7/15/99
      11/12/99      7,500       3.50    11/12/99  11/12/04    100% on 11/12/99
      12/03/99  1,365,000       3.50     2/1/00   12/03/04    100% after 1/31/00
       8/17/01  1,320,000       0.75     8/17/01   8/17/04    100% on 8/17/01
                ---------
                2,742,500   Outstanding at December 31, 2003

     As of December 31, 2002:


                              Exercise       Exercise Term
     Date of                  Price Per --------------------
     GRANT      NO. OF SHARES  SHARE      START   EXPIRATION  VESTING RIGHTS
     ---------- ------------- --------- --------- ----------  --------------
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

                                   MEDJET INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


         There were no warrants exercised during 2003 and 2002. At December 31, 2003 and 2002, there were 2,742,500 shares, each year, eligible for exercise at prices ranging from $.75 to $4.34 per share.

PRO FORMA INFORMATION

         In 1996, the Company adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation expense has been recognized for stock options issued. Had compensation expense for the options which vested in 2003 and 2002 been determined based on the fair value at the grant date commensurate with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share for 2003 and 2002, respectively, would have been reflected as to the pro forma amounts indicated below:

                                                     2003                  2002
                                                     ----                  ----
             Net income (loss):
                    As reported                   (727,648)             $219,211
                    Pro forma                     (746,234)             $130,796
             Basic income (loss) per share:
                     As reported                    $(0.19)                $0.06
                     Pro forma                      $(0.19)                $0.03

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for grants in 2002,: dividend yield of 0%; expected volatility of 190%; risk-free interest rate of 3.2%; and expected lives of 2 years 6 months.

RETIREMENT PLAN

         The Company sponsors a qualified 401(k) plan covering substantially all full time employees under which eligible employees can defer a portion of their annual compensation. The Company currently makes no matching contribution to the plan.

INCOME TAXES

         The income tax (benefit) provision is comprised of the following:

                                                 YEAR ENDED DECEMBER 31,
                                              2003                     2002
                                              ----                     ----
             State current provision        $    -                    $22,098
             State deferred provision        ($610)                 ($79,337)
                                             ------                 ---------
                                             ($610)                 ($57,239)
                                             ======                 =========

         In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss Carryover ("NOL Carryover") and Research and Development Tax Credits ("R&D Credits") to corporate taxpayers in New Jersey. During 1999, the Company entered into an agreement under which it retained a third party broker to identify a buyer for its NOL Carryover and R&D Credits. Proceeds from sales of the Company's NOL Carryover and R&D Credits were received in 2002 ($79,337). The
         Company's total deferred tax asset (related entirely to the NOL Carryover and R&D Credits) and valuation allowance are as follows:

                                   MEDJET INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


                                                            DECEMBER 31,
                                                         2003          2002
                                                         ----          ----
              Total deferred tax asset, noncurrent     2,576,861    $ 2,329,472
              Less valuation allowance                (2,576,861)   $(2,329,472)
              Net deferred tax asset, noncurrent            -             -
                                                     $              $
                                                      ===========   ============

         The total change in the valuation allowance amounted to $247,389 and $111,028 for the years ended December 31, 2003 and 2002, respectively.

         The differences between income tax benefits in the financial statements and the tax benefit computed at the U.S. Federal statutory rate of 34% are as follows:

                                                   YEAR ENDED DECEMBER 31,
                                               2003                     2002
                                               ----                     ----
             Federal Income Tax (Benefit)     (34)%                     (34)%
             State Taxes (Benefits)           (35)%                     (35)%
             Valuation allowance               34%                       34%
                                               ---                       ---
             Effective tax rate               (35)%                     (35)%
                                              =====                     =====

         At December 31, 2003, the Company has available approximately $7,579,000 of net operating losses to carry forward and which may be used to reduce future federal taxable income through December 31, 2023.

         At December 31, 2003, the Company has approximately $728,000 of available net operating losses to carry forward to reduce state taxable income through December 31, 2010.

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

The following is a schedule by years of future minimum lease payments as of December 31, 2003 under operating leases that have initial or remaining non-cancelable lease terms in excess of one year:

                    Year Ended December 31, 2004                $ 83,448
                                                                --------
                    Total Minimum Lease Payments Required        $83,448
                                                                 =======

         Rent expense under the operating leases totaled $73,071 and $99,229 for the years ended December 31, 2003 and 2002, respectively.

         Beginning in 2000, the lease for the building and office space has an annual escalation factor. The above rental commitments reflect the periods during which the actual obligations arise (per the lease agreement). Rental expense has been charged to operations on straight-line basis. The associated deferred rental obligation is presented in the balance sheet as a long-term liability of $5,249 at December 31, 2003.

                                   MEDJET INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


         A default judgment for possession of the leased office space was entered in favor of the lessor on January 7, 2004.

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

EMPLOYMENT AGREEMENT

         In 1999, the Company and its Chairman of the Board and Chief Executive Officer (the "Executive") entered into a three-year employment agreement, which was subsequently amended in March 2002 to extend the term of the agreement through March 15, 2003. The agreement provides for base compensation of $170,000 per year, bonuses aggregating a maximum of $60,000 per year based upon the attainment of certain goals, and other additional compensation as may be determined by the Board of Directors (without the participation of the Executive) in its sole discretion. The Board of Directors (without the participation of the Executive) may increase such base compensation in its sole discretion. Under the original agreement, the Company issued to the Executive options to purchase 150,000 shares of common stock, pursuant to the Company's Stock Option Plan, at an exercise price of $0.89 per share, which was the fair market value per share of the common stock on the date of grant. The options vested ratably over the initial three-year term of the agreement. In addition, in consideration for extending the term of the agreement, the Executive was to be paid an inducement bonus of $60,000, payable no later than ten days after the proposed merger with VISX was either completed or terminated. VISX had initially agreed to pay this inducement bonus to the Executive, but failed to make this payment. In lieu of the inducement bonus, the Company issued to the Executive options to purchase 32,000 shares of the Company's common stock at an exercise price of $0.15 per share. The agreement also provides for payment of up to one year's total compensation if the Executive's employment with the Company is terminated for any reason other than for cause, death or disability. No bonus was ever paid except for the year 2000.

         The Executive has accrued salary at a rate of $75,000 per year since September 1, 2003, and will continue to work on salary accrual.

         Cash restraints have kept the Company and the Executive from completing negotiations on a new contract. Currently, the Executive is working for the Company on an accrual of salary that will be paid when funding is available.

                                   MEDJET INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS


LITIGATION

NJIT Litigation

         The New Jersey Institute of Technology ("NJIT") filed a claim against the Company on March 27, 1998 (the "1998 Action") in the U.S. District Court for the District of New Jersey for, among other things, declatory judgments regarding the ownership, enforceability and infringement of the Company's U.S. Patent 5,556,406 as well as claims for unspecified compensatory damages, treble damages and attorney's fees for breach of fiduciary duty, breach of contract, breach of license, tortious interference, conspiracy, conversion of intellectual property, and unjust enrichment. The District Court dismissed the 1998 Action for lack of subject matter jurisdiction. On April 15, 1999, NJIT reasserted the claims dismissed in the 1998 Action against the Company in the U.S. District Court for the District of New Jersey (the "1999 Action"). The District Court dismiss these claims on the grounds that they should have been brought in the 1998 Action. However, the Appellate Court reversed the District Court decision and the 1999 Action was reinstated. The Company asserted counterclaims in the 1999 Action against NJIT for trade libel/slander of title and tortuous interference. After an unsuccessful attempt at mediation, on or about January 16, 2004, the Company moved for summary judgment dismissing NJIT's claims. Subsequently, on or about January 27, 2004, NJIT cross-moved to strike the Company's affirmative defense of the statute of limitations. A ruling is scheduled in the 1999 Action for May 2004.

TURDIU LITIGATION

         A former employee of the Company filed a claim against the Company on or about April 30, 2003 in New Jersey State Superior Court for violations of the New Jersey Law Against Discrimination and the New Jersey Conscientious Employee Protection Act, and a claim for intentional infliction of emotional distress. The litigation is currently in the discovery phase. Although the parties' attempt at mediation has proven unsuccessful, the parties are engaged in on-going settlement discussions and while it remains premature to predict the outcome of this litigation, the Company believes that it has meritorious defenses.

BCE ASSOCIATES

         BCE Associates, L.P. ("BCE"), lessor to the Company's leased office space located in Edison, New Jersey (the "Property"), filed a claim on November 19, 2003 in New Jersey State Civil Court to demand possession of the Property for the Company's failure to pay rental payments to BCE regarding the lease of the Property. A default judgment for possession of the Property was entered in favor of BCE on January 7, 2004.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 8A. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of the Company's management, including its Chief Executive Officer, the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days of the filing date of this report, and, based on his evaluation, the Company's Chief Executive Officer has concluded that these controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are the Company's controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The directors and executive officers of the Company as of March 14, 2004 are as follows:

o Eugene I. Gordon, Ph.D., age 73, is the founder and Chief Executive Officer of the Company and has been a Director and Chairman of the Board since the

     Company's inception in December 1993. Dr. Gordon is an inventor of the Company's hydro-epithelial keratoplasty ("HEK"), hydro-therapeutic keratoplasty ("HTK") and hydro-refractive keratoplasty ("HRK") keratome technology. From 1987 to 1988, Dr. Gordon served as Senior Vice President and Director of the Research Laboratories for Hughes Aircraft Co. He joined ATT Bell Laboratories in 1957 and retired in 1983 as Laboratory Director. Dr. Gordon has served as an adjunct professor in the department of Ophthalmology at the University of Medicine and Dentistry of New Jersey since 1994, and was a professor in the Department of Electrical and Computer Engineering at the New Jersey Institute of Technology from 1990 to 1994.

o Edward E. David, Jr, Sc.D., age 79, has been a director of the Company since June 1998. Dr. David has been a business consultant specializing in research, technology and innovation management and development since 1986 and is President of Edward E. David, Inc. and Principal and Vice President of The Washington Advisory Group, LLC, a consulting and advisory service for industry, academia, and governments. From 1977 to 1986, Dr. David served as President of Exxon Research and Engineering, where he directed research, development, engineering and technical services activities. From 1970 to 1973, Dr. David served as the Science Advisor to the President of the United States and as the Director of the White House Office of Science and Technology. Dr. David currently serves on the boards of Protein Polymer Technologies Inc. and Spacehab, Inc., each of which is publicly-traded.

o William C. Hittinger, age 81, has been a director of the Company since July 1999. Mr. Hittinger has been a business consultant since retiring in 1986 as an Executive Vice President of RCA Corporation. While at RCA, Mr. Hittinger's responsibilities included corporate technology, patents, licensing, international business and marketing development, and corporate technology planning. Prior to joining RCA in 1970, Mr. Hittinger was President of General Instrument Corp. Mr. Hittinger has previously served as a director of UNC Inc., Biotechnic International Inc., Stabler Companies, Bethlehem Steel Corp., Thomas and Betts Corp. and The Allen Bradley Company. He has also served as Chairman of the Board of Trustees and Interim President of Lehigh University. Mr. Hittinger is a Fellow of the Institute of Electrical and Electronics Engineers, a Fellow of the Royal Society of Arts, and a member of the National Academy of Engineering. Mr. Hittinger was a member of President Reagan's National Security Telecommunications Advisory Committee from 1982 to 1986 and a member of the U.S. - Brazil Presidential Committee on Science and Technology in 1987.

o Ronald B. Odrich, DDS, age 72, has been a director of the Company since July 1999. Dr. Odrich has, since 1963, been engaged in the private practice of dentistry, with a specialization in periodontology. Since 1997, Dr. Odrich has been a director of Park Avenue Periodontal Associates, P.C., located in New York City. Dr. Odrich has had several teaching appointments and has, since 1992, served as a guest lecturer and associate professor in the Division of Periodontics, School of Dental and Oral Surgery, Columbia University. In addition to being a Diplomate of the American Academy of Periodontology, Dr. Odrich is a member of the Academy of Osseointegration, the American Academy of Implantology and the American Dental Association.

o Elias Snitzer, Ph.D., age 79, has been a director of the Company since July 1999. Dr. Snitzer has, since 1989, been affiliated with Rutgers University as a Professor of Ceramic Science and Engineering and currently as Professor Emeritus in the Department of Ceramics and Materials Science. Since 1995, Dr. Snitzer has been President of Photo Refractive Enterprises, Inc., a privately-held optical fiber waveguide equipment developer and marketer. Prior to that, Dr. Snitzer has held various senior industrial and research positions at Polaroid, United Technologies, American Optical Corporation and Honeywell. His honors and awards include the George Money

     Award of the American Ceramic Society, IEEE Quantum Electronics Award, the Charles Townes Award of OSA, the John Tyndall Award of OSA/IEEE and election to the National Academy of Engineering.

o Teresa Mathias, age 36, served as Vice President-Finance and Human Resources of the Company from January 2003 to December 19, 2003. Ms. Mathias served as Assistant Controller of Saturn Reservation System, Inc. from January 2000 to December 2002. Ms. Mathias also served as Human Resource Administrator, Executive Assistant, and Accounting Manager at Saturn Reservation System, Inc. during that time. Ms. Mathias is a Notary Public for the State of New Jersey. Ms. Mathias received a Bachelors of Science Degree in Photography from Central Missouri State University.

There are no family relationships among any of the Company's directors or officers. There are no other arrangements between any director or any other person pursuant to which the director was selected.

The Company does not have a separately-designated standing audit committee or a committee performing similar functions. The Company's Board of Directors performs the functions of an audit committee. Currently, no director of the Board of Directors is deemed to be a financial expert due to the size of the company and its revenues.

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who beneficially own more than 10% of the Company's common stock to file reports of ownership and changes in ownership with the SEC and to furnish the Company with copies of all such reports they file. Based on the Company's review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that all such reports were filed timely. [WERE THERE ANY LATE SECTION 16 FILINGS IN 2003?]

CODE OF ETHICS

Currently, the Company does not have a code of business conduct and ethics for its senior management. The main focus of the Company and its senior management in the past year has been to obtain firm commitments for financing and therefore the senior management has not had the time or resources to adopt a code of ethics. However, once the Company obtains additional financing, the Company intends to promptly adopt a code of business conduct and ethics for its senior management.


ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning compensation paid to the Company's Chairman of the Board and Chief Executive Officer (the "Named Executive Officer"), with respect to the years ended December 31, 2003, 2002, 2001, and 2000. There were no other executive officers of the Company whose salary and bonus compensation exceeded $100,000 during the last fiscal year.

                           SUMMARY COMPENSATION TABLE

                              ANNUAL COMPENSATION

                                                        LONG TERM
                                                        COMPENSATION
                                                        AWARDS
                                                        SECURITIES    ALL OTHER
                                                        UNDERLYING  COMPENSATION
NAME AND PRINCIPAL POSITION   YEAR SALARY ($) BONUS ($) OPTIONS/(#)    ($)(1)
---------------------------   ---- ---------- --------- -----------    ------
Eugene I. Gordon, Ph.D.
  Chairman of the Board and   2003    75,000      -          -              -
  Chief Executive Officer     2002   165,873      -        32,000       1,174
                              2001   171,963      -          -          1,174
                              2000   170,000    20,000       -          1,174

-------------
(1) Represents premiums paid for life insurance polices.


STOCK OPTION GRANTS

No options were granted in 2003. The following table sets forth certain information relating to options granted to the Named Executive Officer during 2002.



                        NUMBER OF SECURITIES   PERCENT    EXERCISE    EXPIRATION
                        UNDERLYING OPTIONS     OF TOTAL   PRICE       DATE
                        GRANTED                OPTIONS    PER SHARE
                                               GRANTED TO
                                               EMPLOYEES
                                               IN 2002
----                         ---------         ------     ----------  ----------

Eugene I. Gordon, Ph.D.       32,000            100%        $0.15      10/01/12

YEAR-END OPTION VALUES

The following table sets forth information regarding options held at December 31, 2002 by the Named Executive Officer.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                              SHARES                       NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                             ACQUIRED                     UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                                ON          VALUE          OPTIONS AT FY-END (#)             AT FY-END ($)
                                                           ---------------------             -------------
           NAME            EXERCISE(#)   REALIZED($)    EXERCISABLE   UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
           ----            -----------   -----------    -----------   -------------   -----------  -------------
Eugene I. Gordon, Ph.D.         -             -          211,166       13,334               -             -


COMPENSATION OF DIRECTORS

Directors who are officers or employees of the Company receive no additional cash compensation for service as members of the Board of Directors or any committee of the Board. Each director who is not an employee of the Company generally receives an annual grant of non-qualified stock options to purchase 10,000 shares of common stock. Each option is granted at an exercise price equal to the fair market value per share of common stock on the date of grant, expires ten years from the date of grant, and vests upon the earlier of one year from the date of grant or the day immediately preceding the subsequent annual meeting of stockholders, provided that the director has served on the Board of Directors through that date. Non-employee directors are also reimbursed for out-of-pocket expenses incurred in connection with attendance of meetings of the Board. In 2000, Drs. David, Odrich and Snitzer and Mr. Hittinger each received options to purchase 10,000 shares of common stock at an exercise price of $0.74 per share. In 2001, Drs. David, Odrich and Snitzer and Mr. Hittinger each received options to purchase 10,000 shares of common stock with an exercise price of $0.25 per share. In 2002, Drs. David, Odrich and Snitzer and Mr. Hittinger each received options to purchase 10,000 shares of common stock with an exercise price of $0.94 per share. No options were granted to the Board of Directors in 2003.



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

The Executive has accrued salary at a rate of $75,000 per year since September 1, 2003, and will continue to work on salary accrual. Cash restraints have kept the Company and the Executive from completing negotiations on a new contrat. Currently, the Executive is working for the Company on an accrual of salary that will be paid when funding is available.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of April 8, 2004, by (i) each person known by the Company to own beneficially more than 5% of the common stock, (ii) each of the Company's directors, (iii) the Company's Chairman of the Board and Chief Executive Officer, and (iv) all of the Company's directors and executive officers as a group. Except as indicated in the footnotes to this table, each beneficial owner named in the table has sole voting and investment power with respect to the shares set forth opposite the beneficial owner's name.

                                                                                          PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER                       SHARES BENEFICIALLY OWNED        CLASS
------------------------------------                       -------------------------      ----------
VISX, Incorporated                                               3,725,000 (1)              48.8%
   3400 Central Expressway
   Santa Clara, CA 95051
Eugene I. Gordon                                                 1,857,953                  44.6%
   1535 Coles Avenue
   Mountainside, NJ 07092
Edward E. David, Jr.                                                58,333 (2)               1.5%
William C. Hittinger                                                38,333 (3)                 *
Ronald B. Odrich                                                    66,333 (4)               1.6%
Elias Snitzer                                                       49,333 (4)               1.2%
All directors and executive officers as a group (6 persons)      2,031,285                  46.9%
--------------------

        Less than 1% of the common stock.

(1) Consists of 1,040,000 shares of common stock issuable upon conversion of 10,400 shares of the Company's Series B Convertible Preferred Stock and 2,685,000 shares issuable upon exercise of currently exercisable warrants.

(2) Includes 48,333 shares issuable upon exercise of currently exercisable options.

(3)      Consists  of  shares   issuable  upon  exercise  of  currently
         exercisable options.

(4) Includes 38,333 shares issuable upon exercise of currently exercisable options.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes share and exercise price information about the Company's equity compensation plans as of December 31, 2003.

                                                                                              NUMBER OF SECURITIES
                                                                                             REMAINING AVAILABLE FOR
                                          NUMBER OF SECURITIES                                FUTURE ISSUANCE UNDER
                                           TO BE ISSUED UPON     WEIGHTED-AVERAGE EXERCISE     EQUITY COMPENSATION
                                              EXERCISE OF          PRICE OF OUTSTANDING         PLANS (EXCLUDING
                                          OUTSTANDING OPTIONS,     OPTIONS, WARRANTS AND     SECURITIES REFLECTED IN
PLAN CATEGORY                             WARRANTS AND RIGHTS             RIGHTS                   COLUMN (A))
-------------
                                                  (A)                      (B)                        (C)
Equity  compensation  plans approved by
security holders (1)..................            416,500           $            .86                    230,077
                                          -----------------        ------------------         --------------------

Equity  compensation plans not approved
by security holders ..................             -                         -                          -
                                          -----------------        ------------------         --------------------

Total.................................            416,500           $            .86                    230,077
                                          -----------------        ------------------         --------------------

----------------

(1)      This plan consists of the Company's 1994 Stock Option Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During March 1999, Dr. Gordon agreed to make available to the Company a loan of up to $250,000. Under the terms of this agreement, the Company issued to Dr. Gordon warrants to purchase up to 50,000 shares of the Company's common stock and pays a market interest rate on amounts borrowed. At December 31, 2003, amounts advanced under this agreement totaled $198,000 plus interest. Principal amounts outstanding under this loan are due and payable on January 26, 2009.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(A)  None

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

31.1 Certification of Chief Executive Officer subject to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer subject to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1   Certification Pursuant to 18. U.S.C. Section 1350, as adopted pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002.

32.2   Certification Pursuant to 18. U.S.C. Section 1350, as adopted pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT AND NON-AUDIT FEES

The following table presents fees for professional audit services rendered by Rosenberg Rich Baker Berman & Company the audit of the Company's annual financial statements for 2002 and 2003, and fees billed for other services rendered by Rosenberg Rich Baker Berman & Company.

                                            2002                     2003
                                            ----                     ----

Audit fees, including fees paid            $30,200                 $14,800
in 2004 for services performed in
2003 and excluding audit related
fees

All other fees                                -                       -
Audit related (1)                             -                       -
Other non-audit
services (2)                                 3,665                   4,015

Total all other fees                          -                       -

Total                                                              $18,815
----------------------------------- ---------------------- ---------------------

(1) Audit related fees consisted principally of audits of financial statements of certain employee benefit plans and issuance of consents.

(2) Other non-audit fees consisted principally of tax compliance.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Edison, State of New Jersey, on the 13th day of April 2004.

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

              SIGNATURE(S)                           TITLE(S)                     DATE
         /S/ EUGENE I. GORDON                Chairman of the Board and       April 13, 2004
         -----------------------------
         Eugene I. Gordon                    Chief Executive Officer

         /S/ EDWARD E. DAVID, JR.            Director                        April 13, 2004
         -----------------------------
         Edward E. David, Jr.

         /S/ Ronald B. Odrich                Director                        April 13, 2004
         -----------------------------
         Ronald B. Odrich

         /S/ Elias Snitzer                   Director                        April 13, 2004
         -----------------------------
         Elias Snitzer

                                INDEX OF EXHIBITS

EXHIBIT                         DESCRIPTION OF
NUMBER                              DOCUMENT
-------                          --------------

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

3.3      By-Laws of the Registrant  (incorporated herein by reference to Exhibit
         3.2 to the Registrant's Registration Statement on Form SB-2, Registration No.333-3184).

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

31.1 Certification of Chief Executive Officer subject to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer subject to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification Pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.