Form 10QSB
period 2004-03-31
MEDJET INC
filed 2004-05-20
CIK 932265

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004

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
(State or Other Jurisdiction of                         (I.R.S.
Incorporation or Organization)                Employer Identification No.)

                                1535 COLES AVENUE
                             MOUNTAINSIDE, NJ 07092
                    (Address of Principal Executive Offices)

                                  908 233 4677
                (Issuer's Telephone Number, Including Area Code)

                      address and phone number changed from
                           1090 KING GEORGES POST ROAD
                                    SUITE 301
                                EDISON, NJ 08837
                                  732 738 3990

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

     As of March 31, 2004, 3,901,431 shares of Common Stock, par value $.001 per share, were outstanding.

     Transitional Small Business Disclosure Format: Yes |_| No |X|


================================================================================

                         Part l - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                                   MEDJET INC.
                          (A Development Stage Company)
                         Condensed Interim Balance Sheet
                                 March 31, 2004
                                   (Unaudited)

                                     ASSETS

Current Assets:
   Cash and cash equivalents                           $     2,656
   Prepaid expenses                                         16,066
                                                         ----------
          Total Current Assets                              18,722
                                                         ----------

Property and Equipment - less accumulated
 depreciation of $426,796                                   20,035
Patents and Trademarks - less accumulated
 amortization of $71,931                                   223,518
Security deposits                                            4,837
                                                         ----------
          Total Assets                                 $   267,112
                                                         ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued liabilities            $   402,533
   Notes payable - Officer                                 205,700
                                                         ----------
          Total Liabilities                                608,233
                                                         ----------
Stockholders'Equity:
   Common stock, $.001 par value, 30,000,000
    shares authorized, 3,935,220 shares issued
    and 3,901,431 shares outstanding                         3,935
   Preferred stock, $.01 par value, 1,000,000 shares
    authorized, 10,400 shares designated as Series B
    Convertible Preferred issued and outstanding               104
   Additional paid-in capital                            7,985,298
   Accumulated deficit (including deficit accumulated
    during development stage of $9,833,429 of which
    $1,556,204 was applied to additional paid-in
    capital upon conversion from an "S" to
    a "C" corporation)                                  (8,328,758)
   Less: Treasury stock, 33,789 shares, at cost             (1,700)
                                                         ----------
          Total Stockholders' Equity                      (341,121)
                                                         ----------
  Total Liabilities and Stockholders' Equity           $   267,112
                                                         ==========

            See notes to the condensed interim financial statements.

                                   MEDJET INC.
                          (A Development Stage Company)
                   Condensed Interim Statements of Operations
               For The Three Months Ended March 31, 2004 and 2003
          And The Period From December 16, 1993 (Date of Inception) to
                                 March 31, 2004
                                   (Unaudited)


                                                               Period from
                                     Three Months Ended       December 16,
                                          March 31,          1993 (Inception) to
                                     ------------------         March 31,
                                        2004       2003            2004
                                     ---------  --------       --------------


Revenues:
Revenue                                 25,000           -          4,909,303
                                      ---------   ---------     --------------
Total revenues                          25,000           -          4,909,303
                                      ---------   ---------     --------------
Expenses:
Research, development,
 general and administrative            212,424     194,000         16,312,113
                                      ---------   ---------     --------------
Total expenses                         212,424     194,000         16,312,113
                                      ---------   ---------     --------------
Loss from Operations                  (187,424)   (194,000)       (11,402,810)

Other Income (Expense):
Merger Option Income                         -           -             500,000
Net Interest Income (Expense)           (3,099)     (1,016)           239,142
Total Other Income (Expense)                 -           -              6,772
                                      ---------   ---------     --------------
                                       (3,099)      (1,016)           745,914
                                      ---------   ---------     --------------

  Loss Before Income Tax              (190,523)   (195,016)       (10,656,896)

   Provision for (Benefit                    -      (1,020)          (819,420)
   from) Income Tax                   ---------   ---------     --------------

Net Loss                              (190,523)   (193,036)        (9,837,476)
 Dividends on Preferred Stock                -           -            184,923
                                      ---------   ---------     --------------
Net Loss Attributable to
 Common Shareholders                 $(190,523)  $(196,036)       (10,022,399)
                                    ===========  ==========     ==============
Loss per share:
             Basic                   $   (0.05)  $   (0.05)      $      (2.94)
                                    ===========  ==========     ==============
Weighted average shares
 used to compute net loss
 per share:
             Basic                   3,901,431    3,901,431         3,407,469
                                    ===========  ===========     =============

            See notes to the condensed interim financial statements.

                                   MEDJET INC.
                          (A Development Stage Company)
                   Condensed Interim Statements of Cash Flows
               For The Three Months Ended March 31, 2004 and 2003
   And The Period From December 16, 1993 (Date of Inception) to March 31, 2004
                                   (Unaudited)



                                          For the Three         Period from
                                           Months Ended         December 16,
                                             March 31,        1993 (Inception)to
                                        -------------------
                                          2004       2003       March 31, 2004
                                        ---------- --------    ---------------



Cash Flows from Operating Activities    $ ( 4,672) $(107,542)   $    (8,079,516)

Cash Flows from Investing Activities           -     ( 2,430)          (954,195)

Cash Flows from Financing Activities        6,499       -             9,036,367
                                        ----------   --------    ---------------
Net Increase (Decrease) in Cash and
 Cash Equivalents                           1,827   (109,972)             2,656

      Cash and Cash Equivalents -
       Beginning of Period                    829    409,689                  -
                                        ----------   --------    ---------------
      Cash and Cash Equivalents -
       End of Period                    $   2,656    299,717     $        2,656
                                        ----------   --------    ---------------
Supplemental Disclosures of Cash Flow
 Information:

           Cash paid for:
              Income taxes              $       -    $ 1,020     $        1,860
                                        ==========   ========    ===============
              Interest expense          $       -    $ 1,814     $       82,343
                                        ==========   ========    ===============

            See notes to the condensed interim financial statements.

                                   MEDJET INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  NOTES TO THE
                     CONDENSED INTERIM FINANCIAL STATEMENTS

NOTE A -  NATURE OF ORGANIZATION AND BASIS OF PRESENTATION:

          (1) NATURE OF ORGANIZATION:

          Medjet Inc. (the "Company") was incorporated in the State of Delaware on December 16, 1993, and is in the development stage. The Company has been engaged in research and development of medical technology, utilizing small-diameter, liquid microjets moving at various speeds above supersonic, depending on the specific application, with an emphasis on surgical technology and equipment.

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

          The Condensed Interim Financial Statements included herein reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2004.

NOTE B -  NET INCOME (LOSS) PER SHARE:

          Basic net income (loss) per share, in accordance with the provisions of Financial Accounting Standards No. 128, "Earnings Per Share," is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the period. Diluted net income per share includes additional dilution from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and warrants outstanding and the conversion of preferred stock. Common Stock equivalents for the three months ended March 31, 2004 and 2003, and for the period from December 16, 1993 (inception) to March 31, 2004, have not been included in the computation of dilutive loss per share as the effect would be anti-dilutive.

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

GENERAL

The Company has been a development stage company, which has developed proprietary technology based on microjets, and has developed derivative devices and surgical equipment, which use waterjet technology. The Company generated revenues of $25,000 in the three-month period ended March 31, 2004, and is currently funding its sustaining operations with the proceeds of a loan it has received from Dr. Eugene I. Gordon, as further described below. The proceeds of this loan are expected to fund the Company's working capital requirements through November 2004; with no expected capital expenditure, however, due to the unavailability of financial resources, the Company's research and development activity has ended until alternate financial arrangements can be made. The report of independent certified public accountants to the Company's financial statements for the year ended December 31, 2003 contains an explanatory paragraph that there is substantial doubt as to the Company's ability to continue as a going concern.

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

In August 2002, the Company and VISX amended various agreements in connection with the proposed merger of Merger Sub with and into the Company. The Merger Agreement and the research and development agreement were both extended to October 17, 2002, and then extended again to July 17, 2003. In November of 2002, however, VISX elected to exercise their right to terminate the Merger Agreement, and on November 11, 2002, VISX paid the Company the $250,000 termination fee as provided in the amended Merger Agreement. The research and development agreement was also terminated.

After the termination of the Merger Agreement, the Company initially sought another strategic partner, purchaser or licensee of its microjet microkeratome. However, during 2002, the number of LASIK procedures fell well below the anticipated rates and the prospects for 2003 and the years beyond were not encouraging. The price of LASIK procedures had also seen serious degradation. The Company believed that other companies with which it might have pursued a strategic relationship involving its microkeratome shared a similar view of the market and as a result, the Company discontinued its microkeratome development efforts until additional financing could be procured and focused its efforts on developing treatment of dental caries using its microjet technique. The Company has, however, recently reviewed the vision correction market, developed a new marketing strategy for its microjet microkeratome and changed its main focus back to the vision correction market, although the Company's research and development activity is dormant due to unavailability of financial resources. The Company has renewed its efforts to procure additional financing to continue to develop its microjet microkeratome and ophthalmic devices.

The Company anticipates that funds available under the Company's line of credit from Dr. Eugene I. Gordon, as described below, will be sufficient to support the Company's operations through November 2004 given the dormant state of the company and the fact that it has no paid employees. However, the Company will require additional financing in order to maintain operations beyond that date. The Company has no current arrangements with respect to any additional financing. Consequently, there can be no assurance that any additional financing will be available to the Company on commercially reasonable terms or at all. There can be no assurance that the proceeds obtained by the Company as a result of such financing would be sufficient to fund the Company's development efforts or that such efforts to develop products for dentistry, skin treatment or ophthalmology would be successful.

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

OPHTHALMOLOGY

The Company's ophthalmic devices relate to surgery of the cornea to achieve correction of vision error. The cornea is the clear window that provides most of the focusing power of the vision system of the eye. Vision error occurs when the refractive power of the unaccomodated eye differs from what is needed to provide a sharply focused image on the retina for an object at 20 feet. Vision errors are currently treated primarily by eyeglasses, contact lenses or surgery, all of which compensate for the existing vision error. The shape of the cornea may be surgically modified to produce a change in the refractive power of the eye. This is the basis for the well-known laser-based vision correction procedure known as LASIK.

The Company has developed a marketing strategy for its microjet microkeratome and ophthalmic devices and has renewed its efforts to procure additional financing to continue to develop microjet microkeratome and ophthalmic devices. The Company has also completed the redesign of the microjet handpiece so that it would be suitable for human ophthalmologic testing. However, no hardware has been built due to a absence of funding.

RESULTS OF OPERATIONS

The Company has not yet initiated sales of its products. The Company generated $25,000 of revenues during the three-month period ended March 31, 2004, and generated no revenues for the comparable period in 2003. The revenues generated during the three-month period ended March 31, 2004 resulted from a single payment for consultancy by Dr. Eugene Gordon. As a result of the termination of the research and development agreement with VISX, the Company currently has no source of revenues.

Total expenses during the three months ended March 31, 2004 increased by $18,424 (9%) to $212,424 from $194,000 for the comparable period of 2003. This increase was primarily due to a large write off of abandoned patents.

Net interest expense for the three months ended March 31, 2004 was $(1,016) compared to $(1,845) for the comparable period of 2003. These increases resulted principally from decreased interest income resulting from a decrease in cash and cash equivalents and the continued interest issued for the loan to the company from Dr. Eugene Gordon.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, the Company's cash and cash equivalents was $2,656 and its working capital was $(589,511).

During March 1999, Eugene I. Gordon, Ph.D., the Company's Chairman of the Board, Chief Executive Officer, Secretary and Treasurer, agreed to make available to the Company an unsecured line of credit of up to $250,000. Under the terms of this agreement, the Company issued warrants to Dr. Gordon to purchase up to 50,000 shares of the Company's unregistered common stock and agreed to pay a market interest rate on amounts borrowed. As of March 31, 2004, the amount owed to Dr. Gordon was $205,700 with interest paid monthly. Principal amounts outstanding under this loan are due and payable on January 26, 2009.

In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey net operating loss carryover ("NOLs") and research and development tax credits ("R&D Credits") to corporate taxpayers in New Jersey. Under this program, the New Jersey Department of Taxation certifies annual NOLs and R&D Credits, which may be sold to third parties. Generally, corporations operating in New Jersey are subject to a 9% tax on net operating profits. Companies meeting certain criteria and that had NOLs may apply for certificates for 9% of their cumulative state certified NOLs and 3% of their R&D Credits. The total value of the certificates for all companies applying is limited to a fixed amount, as established by statute. As a result, the value of the certificates issued is usually less than the total NOLs and R&D Credit amounts for which applications are submitted, depending on the number of companies applying for such certificates and the amounts claimed. Any remaining amounts of NOLs and R&D Credits exceeding the face value of the certificates issued can be carried over into subsequent years. Whatever certificates are received may be sold for a percentage of their face value, typically between 80% and 86%. The buyers of these certificates are then entitled to use these certificates at 100% of their face value to reduce their own New Jersey state income tax payments. Companies are permitted to apply for such certificates beginning in June with respect to NOLs and R&D Credits relating to prior fiscal years. The New Jersey Department of Taxation generally takes about six months to process these applications and issue the certificates. As a result, the Company generally does not sell its eligible NOLs and R&D Credits relating to a given year until near the end of the following year. To the extent that the NOLs and R&D Credits are sold, they will be unavailable to the Company to offset future New Jersey state income taxes. As of December 31, 2002, the Company sold all of its available NOLs and R&D Credits. The Company will not be eligible to receive any certificates in 2004.

As shown in the accompanying financial statements, the Company incurred net losses of $190,523 during the three-month period ended March 31, 2004. As of March 31, 2004, the Company's cash and cash equivalents was $2,656.

In light of the current market capitalization of the Company, it would be highly dilutive to the Company's current stockholders if the Company were to obtain the level of financing necessary to fund the Company's business plans and operation from an equity investor. However, management believes that the Company's technology is extremely valuable. The Company has identified three areas of importance: (1) dentistry, (2) the treatment of skin conditions, obesity, and pain through a non-contact, broad area, subdermal injection of drugs and (3) vision correction surgery.

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

At March 31, 2004, unamortized patent costs amounted to $223,518 and are included in the balance sheet under the caption Patents and Trademarks (trademark costs are $1,540).

REVENUE RECOGNITION

The Company had $25,000 in revenues for the three months ended March 31, 2004. The Company's revenues derived from consulting performed by Dr. Eugene Gordon on behalf of the Company. The Company had no revenues during the three months ended March 31, 2003.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

NEED FOR CURRENT FINANCING. To fund its current operations, the Company has borrowed funds from the $250,000 unsecured line of credit, which Dr. Eugene I. Gordon agreed to make available to the Company. Since the close of the previous fiscal quarter, the Company has borrowed an additional $7,700 under the loan. The amount outstanding under the loan as of March 31, 2004 totaled $205,700. Without additional funding, however, the amount currently borrowed under the loan will not be sufficient to carry the Company through the close of the year, and the Company will require additional financing in order to maintain any operations beyond May 2004. No such operations are planned.

QUALIFICATION IN THE REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS RELATING TO THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN; ACCUMULATED DEFICIT AND HISTORY OF OPERATING LOSSES; ANTICIPATED FUTURE LOSSES. The report of independent certified public accountants on the Company's audited financial statements for the year ended December 31, 2003 contained an explanatory paragraph stating that there is a substantial doubt as to the Company's ability to continue as a going concern. The audited financial statements did not include any adjustments that might result from the outcome of such uncertainty. The Company incurred operating losses of $190,523 and $196,036 for the three months ended March 31, 2004 and 2003, respectively, and, at March 31, 2004, had an accumulated deficit of $8,328,758. The Company expects that it will continue operating at a loss until, at the earliest, the Company generates sufficient revenues to offset the cost of its operations, including its continuing product development efforts. The Company's future level of revenues and potential profitability depend on many factors, including the Company's ability to obtain additional financing. There can be no assurance that the Company will experience any significant growth in revenues (or even sustain historic revenue levels) in the future or that the Company will ever achieve profitability.

DISCONTINUANCE OF RESEARCH AND DEVELOPMENT. Since February 2003, the Company has concentrated its research and development activities on dental procedures. However, due to the lack of funding, the company's research and development has been discontinued as of August 2003. The Company currently has no paid employees. Once financing for the Company's continued operations and research and development activities is procured, the Company expects to resume research and development and may pursue either dental or ophthalmic research or both, depending on the uses for which funds are made available under the terms of such financing.

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

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(c) promulgated under the Securities Exchange Act of 1934. Based on their evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this report.

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

The NJIT litigation in the U.S. District Court completed a final phase of depositions requested by NJIT. The Company filed a Motion for Summary Judgment in December 2003. we expect that oral arguments will be heard May 19, 2004 and the Company is optimistic about the result. However, if the Company is not successful in its defense of the lawsuit, the Company believes that the impact on it resulting from a finding on the merits in favor of NJIT would not be material.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

          31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


          31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


          32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)  Reports on Form 8-K

               None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 20, 2004                  MEDJET INC.

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