Form 10QSB
period 2004-06-30
MEDJET INC
filed 2004-08-20
CIK 932265

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2004

                                       OR

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 For the transition period from     to


                       Commission File Number: 1-11765

                                   MEDJET INC.
           (Name of Small Business Issuer as Specified in its Charter)

                                    DELAWARE
         (State or Other Jurisdiction of Incorporation or Organization)

                                   22-3283541
                      (I.R.S. Employer Identification No.)


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

         As of August 20,2004, 3,901,431 shares of Common Stock, par value $.001 per share, were outstanding.

         Transitional Small Business Disclosure Format:  Yes |_|     No  |X|

================================================================================

                                   MEDJET INC.
                                   FORM 10-QSB
                                      INDEX

PART I -- FINANCIAL INFORMATION
                  Page

  Item 1.  Financial Statements

    Condensed Interim Balance Sheet at June 30, 2004 (unaudited)...........    3

    Condensed Interim Statements of Operations for the Three Months
    and Six Months ended June 30, 2004 and 2003 and the period from
    December 16, 1993 (date of inception) to June 30, 2004 (unaudited).....    4

    Condensed  Interim  Statements of Cash Flows for the Six Months
    ended June 30, 2003 and 2004  (unaudited) and the period from
    December 16, 1993 (Date of  Inception) to June 30, 2004................    5


    Notes to Consolidated Financial Statements (unaudited).................    6

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................    7

  Item 3.  Controls and Procedures.........................................   14

PART II -- OTHER INFORMATION

  Item 1.  Legal Proceedings...............................................   15

  Item 6.  Exhibits and Reports on Form 8-K................................   15

  Signatures...............................................................   16

Part I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                   MEDJET INC.
                          (A Development Stage Company)
                         Condensed Interim Balance Sheet
                                  June 30, 2004
                                   (Unaudited)

                                     ASSETS

Current Assets:
  Cash and cash equivalents                                         $         -
  Prepaid expenses                                                       10,711
                                                                    -----------
                       Total Current Assets                              10,711

Property and Equipment - less accumulated depreciation of $431,133       15,698
Patents and Trademarks - less accumulated amortization of $74,530       220,919
Security deposits                                                         4,837
                                                                    -----------

                       Total Assets                                     252,165
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities                              419,270
  Notes payable - Officer                                               235,200
                                                                    -----------
                       Total Liabilities                                654,470
                                                                    -----------

Stockholders' Equity:
  Common stock, $.001 par value, 30,000,000 shares authorized,
  3,935,220 shares issued and 3,901,431 shares outstanding                3,935
  Preferred stock, $.01 par value, 1,000,000 shares authorized,
  10,400 shares designated as Series B Convertible Preferred
  issued and outstanding                                                    104
  Additional paid-in capital                                          7,985,298
  Accumulated deficit (including deficit accumulated during
  development stage of $9,894,613 of which $1,556,204 was applied to additional paid-in capital upon conversion from
  an "S" to a "C" corporation)                                       (8,389,942)
  Less: Treasury stock, 33,789 shares, at cost                           (1,700)
                                                                    -----------
                       Total Stockholders' Equity                      (402,305)
                                                                    -----------

Total Liabilities and Stockholders' Equity                         $    252,165
                                                                    ===========


See notes to the condensed interim financial statements.


                                   MEDJET INC.
                          (A Development Stage Company)
                   Condensed Interim Statements of Operations
                    For the Three Months and Six Months Ended
                   June 30, 2004 and 2003 and the Period From
               December 16, 1993 (Date of Inception), to June 30,
                                      2004
                                   (Unaudited)

                                                                                                                Period from
                                                                                                             December 16, 1993
                                         Three Months   Ended June 30,     Six Months Ended June 30,          (Inception) to
                                            2004            2003             2004            2003              June 30, 2004
                                       --------------- ---------------- --------------- ---------------- --------------------------
Revenues:
License fee income
                                                   -                -            25,000              -                    4,909,303
                                       --------------- ---------------- --------------- ---------------- --------------------------
   Total Revenues
                                                   -                -            25,000              -                    4,909,303
                                       --------------- ---------------- --------------- ---------------- --------------------------

Expenses:
Research, development,
general and administrative
                                                59,017          186,213         214,787          380,214                 16,371,130
                                       --------------- ---------------- --------------- ---------------- --------------------------
   Total Expenses
                                                59,017          186,213         214,787          380,214                 16,371,130
                                       --------------- ---------------- --------------- ---------------- --------------------------

Loss from Operations
                                               (59,017)        (186,213)       (189,787)        (380,214)               (11,461,827)
                                       --------------- ---------------- --------------- ---------------- --------------------------

Other Income (Expense):
   Merger option income
                                                   -                -               -                -                      500,000
   Other income
                                                   -                -               -                -                        6,772
    Net interest income (expense)
                                                (2,167)          (1,406)         (5,266)          (2,422)                   236,975
                                       --------------- ---------------- --------------- ---------------- --------------------------
     Total Other Income (Expense)
                                                (2,167)          (1,406)         (5,266)          (2,422)                   743,747
                                       --------------- ---------------- --------------- ---------------- --------------------------

Loss Before Income Tax
                                               (61,184)        (187,619)       (195,053)        (382,636)               (10,718,080)
                                       --------------- ---------------- --------------- ---------------- --------------------------

Provision for (Benefit from)
 Income Tax
                                                   -                130             -              1,150                   (819,420)
                                       --------------- ---------------- --------------- ---------------- --------------------------

Net loss
                                               (61,184)        (187,749)       (195,053)        (383,786)                (9,898,660)

Dividends on preferred stock
                                                   -                -               -                -                      184,923
                                       --------------- ---------------- --------------- ---------------- --------------------------

Net Loss Attributable to
 Common Stockholders
                                               (61,184)        (187,749)       (195,053)        (383,786)               (10,083,583)
                                       --------------- ---------------- --------------- ---------------- --------------------------

Net Loss Per Share:
    Basic and Diluted
                                                 (0.02)           (0.05)          (0.05)           (0.10)                     (2.95)
                                       =============== ================ =============== ================ ==========================

Weighted Average Common
  Shares Outstanding:
    Basic and Diluted
                                             3,901,431        3,901,431       3,901,431        3,901,431                  3,418,928
                                       =============== ================ =============== ================ ==========================

See notes to the condensed interim financial statements.


                                   MEDJET INC.
                          (A Development Stage Company)
                   Condensed Interim Statements of Cash Flows
                 For The Six Months Ended June 30, 2004 and 2003
   And The Period From December 16, 1993 (Date of Inception) to June 30, 2004
                                   (Unaudited)

                                                                                                            Period from
                                                                     For the Six Months Ended            December 16, 1993
                                                                             June 30,                      (Inception) to
                                                              ---------------------------------------
                                                                     2004                2003              June 30, 2004
                                                              ------------------   ------------------  ----------------------


Cash Flows from Operating Activities                          $          (36,828)  $         (270,608) $           (8,111,672)

Cash Flows from Investing Activities                                         -                (10,534)               (954,195)

Cash Flows from Financing Activities                                      35,999                  -                 9,065,867
                                                              ------------------   ------------------   ---------------------

Net Increase (Decrease) in Cash and Cash Equivalents                        (829)            (281,142)                    -

     Cash and Cash Equivalents - Beginning of Period                         829              409,689                     -
                                                              ------------------   ------------------   ---------------------

     Cash and Cash Equivalents - End of Period                $              -     $          128,547   $                 -
                                                              ------------------   ------------------   ---------------------



Supplemental Disclosures of Cash Flow Information:

     Cash paid for:

       Income taxes                                           $              -     $           24,028   $              25,888
                                                              ==================   ==================   =====================
       Interest expense
                                                              $            2,167   $            1,814   $              84,510
                                                              ==================   ==================   =====================


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

The Condensed Interim Financial Statements included herein reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the three and six-month period ended June 30, 2004 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2004.

NOTE B - NET INCOME (LOSS) PER SHARE:

Basic net  income  (loss)  per  share,  in  accordance  with the  provisions  of
Financial Accounting Standards No. 128, "Earnings Per Share," is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the period. Diluted net income per share includes additional dilution from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and warrants outstanding and the conversion of preferred stock. Common Stock equivalents for the six months ended June 30, 2004 and 2003, and for the period from December 16, 1993 (inception) to June 30, 2004, have not been included in the computation of dilutive loss per share as the effect would be anti-dilutive.

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

GENERAL

We have been a development stage company, and have developed proprietary technology based on microjets, and have developed derivative devices and surgical equipment, which use waterjet technology. We generated no revenues in the three-month period ended June 30, 2004, and we are currently funding its sustaining operations with the proceeds of a loan received from Dr. Eugene I. Gordon, as further described below. The proceeds of this loan are expected to fund our working capital requirements through November 2004; with no expected capital expenditure, however, due to the unavailability of financial resources, our research and development activity has ended until alternate financial arrangements can be made. The report of independent certified public accountants to our financial statements for the year ended December 31, 2003 contains an explanatory paragraph that there is substantial doubt as to our ability to continue as a going concern.

In August 2001, we, VISX, Inc. ("VISX"), a U.S. provider of equipment for the vision correction procedure known as the Laser Ablation System for In-situ Keratomileusis ("LASIK"), and a subsidiary of VISX ("Merger Sub") entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement"), which provided, among other things, for the potential merger of Merger Sub with and into us, at VISX's option. In connection with the execution of the Merger Agreement, VISX and we also entered into a separate one-year research and development agreement. VISX had the option to terminate the Merger Agreement at any time during the one-year period following the date of its execution for any or no reason.

In August 2002, VISX and we amended various agreements in connection with the proposed merger of Merger Sub with and into us. The Merger Agreement and the research and development agreement were both extended to October 17, 2002, and then extended again to July 17, 2003. In November of 2002, however, VISX elected to exercise their right to terminate the Merger Agreement, and on November 11, 2002, VISX paid us the $250,000 termination fee as provided in the amended Merger Agreement. The research and development agreement was also terminated.

After the termination of the Merger Agreement, we initially sought another strategic partner, purchaser or licensee of its microjet microkeratome. However, during 2002, the number of LASIK procedures fell well below the anticipated rates and the prospects for 2003 and the years beyond were not encouraging. The price of LASIK procedures had also seen serious degradation. We believed that other companies with which it might have pursued a strategic relationship involving its microkeratome shared a similar view of the market and as a result, we discontinued its microkeratome development efforts until additional financing could be procured and focused our efforts on developing treatment of dental caries using our microjet technique. We have, however, recently reviewed the vision correction market, developed a new marketing strategy for our microjet microkeratome and changed our main focus back to the vision correction market, although our research and development activity is dormant due to unavailability of financial resources. We have renewed our efforts to procure additional financing to continue to develop our microjet microkeratome and ophthalmic devices.

We anticipate that funds available under our line of credit from Dr. Eugene I. Gordon, as described below, will be sufficient to support our operations through November 2004 given the dormant state of the company and the fact that it has no paid employees. However, we will require additional financing in order to maintain operations beyond that date. We have no current arrangements with respect to any additional financing. Consequently, there can be no assurance that any additional financing will be available to us on commercially reasonable terms or at all. There can be no assurance that the proceeds obtained by us as a result of such financing would be sufficient to fund our development efforts or that such efforts to develop products for dentistry, skin treatment or ophthalmology would be successful.

RESULTS OF OPERATIONS

We have not yet initiated sales of our products. We generated no revenues during the three-month period ended June 30, 2004, and generated no revenues for the comparable period in 2003. As a result of the termination of the research and development agreement with VISX, we currently have no source of revenues.

Total expenses during the three months ended June 30, 2004 decreased by 65% to $61,184 from $187,619 for the comparable period of 2003. This decrease was primarily due to the fact that we are no longer operating and have no paid employees.

Net interest expense for the three months ended June 30, 2004 was $2,167 compared to $1,406 for the comparable period of 2003. These increases resulted principally from lack of interest income resulting from having no cash and cash equivalents and the continued interest issued for the loan to us from Dr. Eugene Gordon.

LIQUIDITY AND CAPITAL RESOURCES

During March 1999, Eugene I. Gordon, Ph.D., our Chairman of the Board, Chief Executive Officer, Secretary and Treasurer, agreed to make available to us an unsecured line of credit of up to $250,000. Under the terms of this agreement, we issued warrants to Dr. Gordon to purchase up to 50,000 shares of our unregistered common stock and agreed to pay a market interest rate on amounts borrowed. As of June 30, 2004, the amount owed to Dr. Gordon was $239,160 with interest paid monthly. Principal amounts outstanding under this loan are due and payable on January 26, 2009.

In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey net operating loss carryover ("NOLs") and research and development tax credits ("R&D Credits") to corporate taxpayers in New Jersey. Under this program, the New Jersey Department of Taxation certifies annual NOLs and R&D Credits, which may be sold to third parties. Generally, corporations operating in New Jersey are subject to a 9% tax on net operating profits. Companies meeting certain criteria and that had NOLs may apply for certificates for 9% of their cumulative state certified NOLs and 3% of their R&D Credits. The total value of the certificates for all companies applying is limited to a fixed amount, as established by statute. As a result, the value of the certificates issued is usually less than the total NOLs and R&D Credit amounts for which applications are submitted, depending on the number of companies applying for such certificates and the amounts claimed. Any remaining amounts of NOLs and R&D Credits exceeding the face value of the certificates issued can be carried over into subsequent years. Whatever certificates are received may be sold for a percentage of their face value, typically between 80% and 86%. The buyers of these certificates are then entitled to use these certificates at 100% of their face value to reduce their own New Jersey state income tax payments. Companies are permitted to apply for such certificates beginning in June with respect to NOLs and R&D Credits relating to prior fiscal years. The New Jersey Department of Taxation generally takes about six months to process these applications and issue the certificates. As a result, we generally do not sell our eligible NOLs and R&D Credits relating to a given year until near the end of the following year. To the extent that the NOLs and R&D Credits are sold, they will be unavailable to us to offset future New Jersey state income taxes. As of December 31, 2002, we sold all of its available NOLs and R&D Credits. We will not be eligible to receive any certificates in 2004.

As shown in the accompanying financial statements, we incurred net losses of $61,184 during the three-month period ended June 30, 2004. As of June 30, 2004, our cash and cash equivalents was $0.

In light of the current market capitalization of us, it would be highly dilutive to our current stockholders if we were to obtain the level of financing necessary to fund our business plans and operation from an equity investor. However, management believes that our technology is extremely valuable. We have has identified three areas of importance: (1) dentistry, (2) the treatment of skin conditions, obesity, and pain through a non-contact, broad area, subdermal injection of drugs and (3) vision correction surgery.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

GENERAL

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

At June 30, unamortized patent costs amounted to $220,919 and are included in the balance sheet under the caption Patents.

REVENUE RECOGNITION

We had no revenue for the three months ended June 30, 2004. We had no revenues during the three months ended June 30, 2003.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

NEED FOR CURRENT FINANCING. To fund its current operations, we have borrowed funds from the $250,000 unsecured line of credit, which Dr. Eugene I. Gordon agreed to make available to us. Since the close of the previous fiscal quarter, we have borrowed an additional $34,263 under the loan. Most of this related to the cost of preparing the annual report. The amount outstanding under the loan as of June 30, 2004 totaled $239,160. Without additional funding, however, the amount currently borrowed under the loan will not be sufficient to carry us through the close of the year, and we will require additional financing in order to maintain any operations beyond May 2004. No such operations are planned.

QUALIFICATION IN THE REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS RELATING TO OUR ABILITY TO CONTINUE AS A GOING CONCERN; ACCUMULATED DEFICIT AND HISTORY OF OPERATING LOSSES; ANTICIPATED FUTURE LOSSES. The report of independent certified public accountants on our audited financial statements for the year ended December 31, 2003 contained an explanatory paragraph stating that there is a substantial doubt as to our ability to continue as a going concern. The audited financial statements did not include any adjustments that might result from the outcome of such uncertainty. We incurred operating losses of $59,017 and $186,213 for the three months ended June 30, 2004 and 2003, respectively, and, at June 30, 2004, had an accumulated deficit of $9,894,613. We expect that we will continue operating at a loss until, at the earliest, we generate sufficient revenues to offset the cost of our operations, including its continuing product development efforts. Our future level of revenues and potential profitability depend on many factors, including our ability to obtain additional financing. There can be no assurance that we will experience any significant growth in revenues (or even sustain historic revenue levels) in the future or that we will ever achieve profitability.

DISCONTINUANCE OF RESEARCH AND DEVELOPMENT. Since February 2003, we have concentrated our research and development activities on dental procedures. However, due to the lack of funding, our research and development has been discontinued as of August 2003. We currently have no paid employees and have vacated our facility. Once financing for our continued operations and research and development activities is procured, we expect to resume research and development and may pursue either dental or ophthalmic research or both, depending on the uses for which funds are made available under the terms of such financing.

DEVELOPMENT STAGE COMPANY. We are in the development stage and our business remain subject to all of the risks inherent in the establishment of a new business enterprise. The likelihood of success of us must be considered in light of the problems, expenses, complications and delays frequently encountered in connection with the formation of a new business, the development of new products, the competitive and regulatory environment in which we are operating and the possibility that our activities will not result in the development of any commercially viable products. There can be no assurance that our activities will ultimately result in the development of commercially saleable or useful products. We have not sold any products.

NO SALES REVENUES; UNCERTAIN PROFITABILITY. No sales revenues are expected until, and only if, we begin commercial marketing of our dental, microkeratome, or other products or we sell or license our technology to a third party. Commercial marketing of our products in the U.S. will be contingent upon obtaining FDA permission or approval and possibly the approval of other governmental agencies. Regulatory clearance procedures are often extremely time consuming, expensive and uncertain. Accordingly, there can be no assurance that we will be successful in obtaining marketing clearance of our devices or that, if such devices are cleared, we will be able to generate sufficient revenues to operate on a profitable basis.

DEPENDENCE UPON A KEY OFFICER; ATTRACTION AND RETENTION OF KEY PERSONNEL. Our business is highly dependent upon the active participation of our founder, Chairman of the Board, Chief Executive Officer, Secretary and Treasurer, Dr. Eugene I. Gordon, age 73. The loss or unavailability to us of Dr. Gordon would have a material adverse effect on our business prospects and potential earning capacity. The recruitment of skilled scientific personnel is critical to our success. There can be no assurance that it will be able to continue to attract and retain such personnel in the future. In addition, our expansion into areas and activities requiring additional expertise, clinical testing, governmental approvals, production and marketing of our products (which would be required if we do not enter into licensing arrangements) is expected to place increased demands upon our financial resources and corporate structure. We expect to satisfy such demands, if they arise, through the hiring of additional management personnel and the development of additional expertise by existing management.

NO ASSURANCE OF FDA AND OTHER REGULATORY APPROVAL OR CLEARANCE. Our proposed medical devices are subject to regulation by the FDA under the Federal Food, Drug and Cosmetics Act (the "FD&C Act") and implementing regulations. Pursuant to the FD&C Act, the FDA regulates, among other things, the development, manufacture, labeling, distribution, and promotion of medical devices in the United States.

The process of obtaining required regulatory clearances or approvals can be time-consuming and expensive, and compliance with the FDA's Good Manufacturing Practices regulations and other regulatory requirements can be burdensome. Moreover, there can be no assurance that the required regulatory clearances will be obtained, and such clearances, if obtained, may include significant limitations on the uses of the product in question. In addition, changes in existing regulations or guidelines or the adoption of new regulations or guidelines could make regulatory compliance by us more difficult in the future. The failure to comply with applicable regulations could result in fines, delays or suspensions of clearances, seizures or recalls of products, operating restrictions and criminal prosecutions, and would have a material adverse effect on us.

UNCERTAINTY OF MARKET ACCEPTANCE; RELIANCE ON SINGLE TECHNOLOGY. Acceptance of our proposed products is difficult to predict and will require substantial marketing efforts and the expenditure of significant funds by us. There can be no assurance that the products will be accepted by the medical community once they are permitted or approved. Market acceptance of our products will depend in large part upon our ability to demonstrate the operational advantages, safety and cost-effectiveness of its products compared to other comparable instruments and techniques. Failure of the products to achieve market acceptance will have a material adverse effect on our financial condition and results of operations.

At present, our products (although still in development stage) are our dental waterjet and microkeratomes. We expect that these products will be, if and when commercially available, its sole products for an indefinite period of time. Our present narrow focus on particular products makes us vulnerable to the development of superior competing products and changes in technology that could eliminate the need for our products. There can be no assurance that significant changes in the foreseeable future in the need for our products or the desirability of those products will not occur.

DEPENDENCE ON PATENTS AND PROPRIETARY RIGHTS. Our success will depend in part on whether it successfully obtains and maintains patent protection for its products, preserves its trade secrets and operates without infringing the proprietary rights of third parties.

We have sought to protect our proprietary interest in our products by applying for patents in the United States and corresponding patents abroad. In September 2003, we were issued our ninth patent from the United States Patent and Trademark Office. The patent is for a `Method and Process for Generating a High Repetition Rate Pulsed Microjet.' We currently have eight issued U.S. patents and 20 U.S. and international patents pending. There can be no assurance that any other patents will be issued to us, that any patents owned by or issued to us, or that may be issued to us in the future, will provide a competitive advantage or will afford protection against competitors with similar technology, or that our competitors will not circumvent, or challenge the validity of, any patents issued to us. There also can be no assurance that any patents issued to or licensed by us will not be infringed upon or designed around by others or would prevail in a legal challenge, that others will not obtain patents that we will need to license or design around, that the microkeratomes or any other potential product of us will not inadvertently infringe upon the patents of others, or that others will not manufacture our patented products upon expiration of such patents. There can be no assurance that our existing or future patents will not be invalidated. Additionally, patent applications filed in foreign countries and patents granted in such countries are subject to laws, rules and procedures, which differ from those in the United States. Patent protection in such countries may be different from patent protection provided by United States laws and may not be as favorable to us.

Also, there can be no assurance that our non-disclosure agreements and other safeguards will protect its proprietary information and trade secrets or provide adequate remedies for us in the event of unauthorized use or disclosure of such information, or that others will not be able to independently develop such information. As is the case with our patent rights, the enforcement by us of our non-disclosure agreements can be lengthy and costly, with no guarantee of success. There can be no assurance that our program of patent protection, internal security of its proprietary information and non-disclosure agreements will be sufficient to protect our proprietary technology from competitors.

INFRINGEMENT CLAIMS; LITIGATION. Our competitors and potential competitors may intentionally infringe our patents. Third parties may also assert infringement claims or other claims against us. The defense and prosecution of patent suits and other lawsuits are both costly and time-consuming, even if the outcome is favorable to us. If any of our products are found to infringe upon the patents or proprietary rights of another party, we may be required to obtain licenses under such patents or proprietary rights of such other party. No assurance can be given that any such licenses would be made available on terms acceptable to us, if at all. If required licenses were to be unavailable, we could be prohibited from using, marketing or selling certain technology and devices and such prohibition could have a material adverse effect on us. Third parties may seek damages that exceed our insurance coverage or that are not insured. If we sustain damages greater than its insurance coverage, or actions are brought for damages that are not insured, there could be a material adverse effect on our cash available to maintain our current operations and carry out our business plans.

We are currently involved in ongoing patent litigation and has recently been named as a defendant, among others, in an action initiated by a former employee of us, each as described under Part II, Item 1. "Legal Proceedings" of our Quarterly Report for the fiscal quarter ended March 31, 2004.

COMPETITIVE TECHNOLOGIES, PROCEDURES AND COMPANIES. We are engaged in a rapidly evolving field. We believe there are companies, both public and private, universities and research laboratories engaged in research activities relating to dental drilling and cavity treatment. We believe that competition from these companies, universities and laboratories will be intense and will increase over time. Our potential products for dental drilling and cavity treatment will not compete with other presently existing forms of treatment for dental disorders, including mechanical drills and burrs, as well as other technologies under development. The main current technology, involving more than 90% of the practice, is the use of mechanical drills and burrs. There are expensive laser devices for removing caries and air abrasion systems for drilling holes. Neither has been well accepted. Based on experiments, we believe that our proposed dental waterjet system will be able to drill holes and remove areas of enamel and dentin, as well as clean out caries and remove tartar and plaque. There can be no assurance that our competitors will not succeed in developing technologies, procedures or products that are more effective or economical than those being developed by us or that would render our technology and proposed products obsolete or noncompetitive or that would allow for the bypassing of our patents. Furthermore, in connection with the commercial sale of our products, we will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which we have no experience.

NO MANUFACTURING EXPERIENCE; DEPENDENCE ON THIRD PARTIES. Assuming additional financing is procured and we are able to continue our microjet development efforts, we may seek to undertake the manufacture and marketing of its microjet products on a limited scale. However, we would need to pursue other possible arrangements for larger-scale manufacturing, marketing and distribution. To the extent we do not enter into such arrangements, we will need to engage in the manufacture and marketing of our products. Manufacturing will consist of purchasing existing parts, having parts formed by vendors, incoming inspection, assembly, qualification testing and packaging, i.e., virtual manufacturing. We have no volume manufacturing capacity or experience in manufacturing medical devices or other products. To be successful, our proposed products must be manufactured in commercial quantities in compliance with regulatory requirements at acceptable costs. Production in clinical or commercial-scale quantities will involve technical challenges for us. If we are unable or elect not to pursue collaborative arrangements with other companies to manufacture certain of its potential products, we will be required to establish manufacturing capabilities. Establishing our own manufacturing capabilities would require significant scale-up expenses and additions to facilities and personnel. There can be no assurance that we will be able to obtain necessary regulatory approvals on a timely basis or at all. Delays in receipt of or failure to receive such approvals or loss of previously received approvals would have a material adverse effect on us. There can be no assurance that we will be able to develop clinical or commercial-scale manufacturing capabilities at acceptable costs or enter into agreements with third parties with respect to these activities. Our dependence upon third parties for the manufacture of its products may adversely affect the our profit margins and our ability to develop and deliver such products on a timely basis. Moreover, there can be no assurance that such parties will perform adequately, and any failures by third parties may delay the submission of products for regulatory approval, impair our ability to deliver products on a timely basis, or otherwise impair our competitive position and any such failure could have a material adverse effect on us.

NO MARKETING OR SALES EXPERIENCE. If we do not enter into license or distribution agreements with respect to our products, and assuming additional financing is procured and we are able to continue our operations, we may undertake the marketing and sale of our own products. In such event, we intend to market and sell our products in the United States and certain foreign countries, if and when regulatory approval is obtained, through a direct sales force or a combination of a direct sales force and distributors or other strategic partnerships. We currently have no marketing organization and have never sold a product. Establishing sufficient marketing and sales capability will require significant resources. There can be no assurance that we will be able to recruit and retain skilled sales management, direct salespersons or distributors, or that our marketing or sales efforts will be successful. To the extent that we enter into distribution arrangements for the sale of our products, we will be dependent on the efforts of third parties. There can be no assurance that such efforts will be successful.

RISK OF PRODUCT LIABILITY LITIGATION; POTENTIAL UNAVAILABILITY OF INSURANCE. The testing, manufacture, marketing and sale of medical devices entail the inherent risk of liability claims or product recalls. As a result, we face a risk of exposure to product liability claims and/or product recalls in the event that the use of its future potential products are alleged to have caused injury. There can be no assurance that we will avoid significant liability in spite of the precautions taken to minimize exposure to product liability claims. Prior to the commencement of clinical testing, we intend to procure product liability insurance. After any commercialization of its products, we will seek to obtain an appropriate increase in our coverage. There can, however, be no assurance that adequate insurance coverage will be available at an acceptable cost, if at all. Consequently, a product liability claim, product recall or other claims with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on us.

SURGICAL RISKS. There can be no assurance that our products will be successful in supporting dental drilling and cavity treatment. As with all surgical procedures, the procedures for which our products are intended entail certain inherent risks, including defective equipment or human error, infection or other injury. Such injury could expose us to product liability or other claims. We believe competing products have the same risks and have experienced a small number of these situations without undue impact on the commercial prospects of such products. There can be no assurance that our product liability insurance, in effect from time to time, will be sufficient to cover any such claim in part or in whole. Any such claim could adversely impact the commercialization of our products and could have a material adverse effect on us.

ITEM 3.           CONTROLS AND PROCEDURES

Under the supervision and with the participation of its management, including its principal executive officer who is also the principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(c) promulgated under the Securities Exchange Act of 1934. Based on the evaluation, our principal executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

There have been no changes in our internal controls that have materially affected or are reasonably likely to materially affect these controls subsequent to the date of the evaluation referenced in the previous paragraph.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

On August 18, 2004, the United States District Court for the District of New Jersey ("U.S. District Court") granted our Motion for Summary Judgment, dismissing the New Jersey Institute of Technology ("NJIT")'s claim of failing to name a NJIT professor and/or NJIT research associate as a co-inventor to our U.S. Patent No. 5,556,406 on "Corneal Template and Surgical Procedure for Refractive Correction" (the "NJIT litigation"). Certain of NJIT's claims relating to damage to NJIT were remanded to the Superior Court of the State of New Jersey, where such claims are being dealt with as counterclaims to our suit in which NJIT is the defendant. However, in view of a previously existing summary judgment in that court against NJIT, we are optimistic that these claims will be dismissed. The remaining phase is our damage claim for $20 million against NJIT.

The NJIT litigation is described in our Quarterly Report for the fiscal quarter ended March 31, 2004.

Other than as described above and on our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004, there have been no material developments in any of the reported legal proceedings.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

      None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   August 20, 2004                    MEDJET INC.

                                            /S/  EUGENE I. GORDON
                                            -----------------------------
                                            Eugene I. Gordon, Ph.D.
                                            Chairman of the Board,
                                            Chief Executive Officer,
                                            Secretary and Treasurer
                                            (Principal Financial Officer)