Form 10QSB/A
period 2004-06-30
MEDJET INC
filed 2004-08-24
CIK 932265

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

         As of August 20, 2004, 3,901,431 shares of Common Stock, par value $.001 per share, were outstanding.

         Transitional Small Business Disclosure Format: Yes |_| No |X|

================================================================================

EXPLANATORY NOTE

This Form 10-QSB/A amends Part II, Item 1 of the Form 10-QSB of Medjet Inc. filed with the Securities and Exchange Commission on August 20, 2004.

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


INDEX TO EXHIBITS

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

Dated:   August 24, 2004                    MEDJET INC.

                                            /s/ Eugine I. Gordon
                                            -------------------
                                            Eugene I. Gordon, Ph.D.
                                            Chairman of the Board,
                                            Chief Executive Officer,
                                            Secretary and Treasurer
                                            (Principal Financial Officer)