Form 10QSB
period 2004-09-30
MEDJET INC
filed 2004-11-12
CIK 932265

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D)  OF THE  SECURITIES
    EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2004

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

      As of NOVEMBER 12, 2004, 3,901,431 shares of Common Stock, par value $.001 per share, were outstanding.

     Transitional Small Business Disclosure Format:        Yes   |_|   No    |X|

================================================================================

                                   MEDJET INC.
                                   FORM 10-QSB
                                      INDEX

PART I -- FINANCIAL INFORMATION                                             Page

Item 1. Financial Statements

 Condensed Interim Balance Sheet at September 30, 2004 (unaudited).............3

 Condensed Interim Statements of Operations for the Three Months and Nine Months ended September 30, 2004 and 2003 and the period from December 16, 1993 (date of inception) to September 30, 2004 (unaudited)..4

 Condensed Interim Statements of Cash Flows for the Nine Months ended
 September 30, 2003 and 2004 (unaudited) and the period from December 16, 1993
 (Date of Inception) to September 30, 2004 ................................... 5

 Notes to Consolidated Financial Statements (unaudited)....................... 6

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations..........................................................7

Item 3. Controls and Procedures...............................................14

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.....................................................14

Item 6. Exhibits..............................................................15

Signatures ...................................................................16

Part I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                   MEDJET INC.
                          (A Development Stage Company)
                         Condensed Interim Balance Sheet
                               September 30, 2004
                                   (Unaudited)

                                     ASSETS


Property and Equipment - less accumulated
  depreciation of $89,012....................................             17,051
Patents and Trademarks - less accumulated
  amortization of $72,050....................................            164,865
                                                                 ---------------
                   Total Assets                                          181,916
                                                                 ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities...................            498,847
  Notes payable - Officer....................................            244,115
                                                                 ---------------
                   Total Liabilities.........................            742,962
                                                                 ---------------

Stockholders' Equity (Deficit):
  Common stock, $.001 par value, 30,000,000 shares
    authorized, 3,935,220 shares issued and 3,901,431
    shares outstanding.......................................              3,935
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized, 10,400 shares designated as Series B
  Convertible Preferred issued and outstanding...............                104
  Additional paid-in capital.................................          7,985,298
  Accumulated deficit (including deficit accumulated
   during development stage of $10,104,887 of which
   $1,556,204 was applied to additional paid-in capital
   upon conversion from an "S" to a "C" corporation).........        (8,548,683)
   Less: Treasury stock, 33,789 shares, at cost..............            (1,700)
                                                                 ---------------
                Total Stockholders' Equity (Deficit).........          (561,046)
                                                                 ---------------

Total Liabilities and Stockholders' Equity (Deficit).........   $        181,916
                                                                 ===============


See notes to the condensed interim financial statements.

                                   MEDJET INC.
                          (A Development Stage Company)
                   Condensed Interim Statements of Operations
        For the Three Months and Nine Months Ended September 30, 2004 and
         2003 and the Period From December 16, 1993 (Date of Inception),
                              to September 30, 2004
                                   (Unaudited)

                                                                                      Period from
                                  Three Months Ended         Nine Months Ended      December 16, 1993
                                     September 30,             September 30,         (Inception) to
                                   2004        2003         2004          2003     September 30, 2004
                               ----------- ------------ ------------ ------------  -------------------
Revenues:
License fee income             $        -  $         -  $    25,000  $        -     $    4,909,303
                               ----------- ------------ ------------ ------------   ---------------
  Total Revenues
                                        -            -       25,000           -          4,909,303
                               ----------- ------------ ------------ ------------   ---------------

Expenses:
Research, development,
general and administrative        154,093      191,450      368,880      571,664        16,525,223
                              ------------ ------------ ------------ ------------   ---------------
  Total Expenses                  154,093      191,450      368,880      571,664        16,525,223
                              ------------ ------------ ------------ ------------   ---------------
Loss from Operations             (154,093)    (191,450)    (368,880)    (571,664)      (11,615,920)
                              ------------ ------------ ------------ ------------   ---------------

Other Income (Expense):
  Merger option income                  -            -            -            -           500,000
  Other income                      2,916            -        2,916            -             9,688
  Net interest income (expense)    (7,564)      (1,845)     (12,830)      (4,267)          229,411
                              ------------ ------------ ------------ ------------   ---------------
  Total Other Income (Expense)     (4,648)      (1,845)      (9,914)      (4,267)          739,099
                              ------------ ------------ ------------ ------------   ---------------

Loss Before Income Tax           (158,741)    (193,295)    (378,794)    (575,931)      (10,876,821)
                              ------------ ------------ ------------ ------------   ---------------

Provision for (Benefit
from) Income Tax                       -        (1,890)           -         (740)         (819,420)
                              ------------ ------------ ------------ ------------   ---------------

Net loss                        (158,741)     (191,405)    (378,794)    (575,191)      (10,057,401)


Dividends on preferred stock           -             -            -            -           184,923
                              ------------ ------------ ------------ ------------   ---------------

Net Loss Attributable
to Common Stockholders          (158,741)     (191,405)    (378,794)    (575,191)      (10,242,324)

Net Loss Per Share:
    Basic and Diluted        $     (0.04) $      (0.05) $     (0.10) $     (0.15)   $        (2.99)
                             ============ ============= ============ ============   ===============

Weighted Average Common
  Shares Outstanding:
   Basic and Diluted           3,901,431     3,901,431    3,901,431    3,901,431         3,429,980
                             ============ ============= ============ ============   ===============


See notes to the condensed interim financial statements.

                                   MEDJET INC.
                          (A Development Stage Company)
                   Condensed Interim Statements of Cash Flows
                   For The Nine Months Ended September 30, 2004 and 2003
 And The Period From December 16, 1993 (Date of Inception) to September 30, 2004
                                   (Unaudited)

                                                                         Period from
                                           For the Nine Months Ended  December 16, 1993
                                                 September 30,         (Inception) to
                                           -------------------------
                                               2004         2003        September 30,
                                                                            2004
                                           ------------ ------------  ------------------


Cash Flows from Operating Activities       $  (45,743)   $  (270,608)   $     (8,120,587)


Cash Flows from Investing Activities                -        (10,534)           (954,195)


Cash Flows from Financing Activities           35,999              -           9,074,782
                                           ------------ ------------    ----------------

Net Decrease in Cash and Cash
Equivalents                                      (829)      (408,345)                  -

   Cash and Cash Equivalents - Beginning
   of Period                                      829        409,646                   -
                                           ------------ ------------    ----------------

   Cash and Cash Equivalents - End of
   Period                                  $        -    $     1,301    $              -
                                           ------------ ------------    ----------------



Supplemental Disclosures of Cash Flow
Information:

   Cash paid for:

     Income taxes                          $        -    $    24,028    $         25,888
                                           ============ ============    ================

     Interest expense                      $    9,731    $     3,750    $         92,074
                                           ============ ============    ================



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

          The Condensed Interim Financial Statements included herein reflect, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2004.

NOTE B - NET INCOME (LOSS) PER SHARE:

          Basic net income (loss) per share, in accordance with the provisions of Financial Accounting Standards No. 128, "Earnings Per Share," is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the period. Diluted net income per share includes additional dilution from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and warrants outstanding and the conversion of preferred stock. Common Stock equivalents for the nine months ended September 30, 2004 and 2003, and for the period from December 16, 1993 (inception) to September 30, 2004, have not been included in the computation of dilutive loss per share as the effect would be anti-dilutive.

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

GENERAL

We have been a development stage company, which has developed proprietary technology based on microjets, and has developed derivative devices and surgical equipment, which use waterjet technology. We generated no revenues in the three-month period ended September 30, 2004, and are currently funding our sustaining operations with the proceeds of a loan received from Dr. Eugene I. Gordon, as further described below. The proceeds of this loan are expected to fund our working capital requirements until such time as a decision is made for our future direction and such decision is in process; with no expected capital expenditure, however, due to the unavailability of financial resources, our research and development activity has ended until alternate financial arrangements can be made. The report of independent certified public accountants to our financial statements for the year ended December 31, 2003 contains an explanatory paragraph that there is substantial doubt as to our ability to continue as a going concern.

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

After the termination of the Merger Agreement, we initially sought another strategic partner, purchaser or licensee of our microjet microkeratome. However, during 2002, the number of LASIK procedures fell well below the anticipated rates and the prospects for 2003 and the years beyond were not encouraging. The price of LASIK procedures had also seen serious degradation. We believed that other companies with which we might have pursued a strategic relationship involving our microkeratome shared a similar view of the market and as a result, we discontinued our microkeratome development efforts until additional financing could be procured and focused our efforts on developing treatment of dental caries using our microjet technique. We have, however, recently reviewed the vision correction market, developed a new marketing strategy for our microjet microkeratome and changed our main focus back to the vision correction market, although our research and development activity is dormant due to unavailability of financial resources. We have renewed our efforts to procure additional financing to continue to develop our microjet microkeratome and ophthalmic devices.

We anticipate that funds available under our line of credit from Dr. Eugene I. Gordon, as described below, will be sufficient to support our operations until such time as a decision is made for our future direction, which decision is in process, given the dormant state of the company and the fact that we have no paid employees. However, we will require additional financing in order to maintain operations beyond such time. We have no current arrangements with respect to any additional financing. Consequently, there can be no assurance that any additional financing will be available to us on commercially reasonable terms or at all. There can be no assurance that the proceeds obtained by us as a result of such financing would be sufficient to fund our development efforts or that such efforts to develop products for dentistry, skin treatment or ophthalmology would be successful.

RESULTS OF OPERATIONS

We have not yet initiated sales of our products. We generated no revenues during the three-month period ended September 30, 2004, and generated no revenues for the comparable period in 2003. As a result of the termination of the research and development agreement with VISX, we currently have no source of revenues.

Total expenses during the three months ended September 30, 2004 decreased by 20% to $154,093 from $191,450 for the comparable period of 2003. This decrease was primarily due to the fact that we are no longer operating and have no paid employees.

Net interest expense for the three months ended September 30, 2004 was $7,564 compared to $1,845 for the comparable period of 2003. These increases resulted principally from lack of interest income resulting from having no cash and cash equivalents and the continued interest issued for the loan to us from Dr. Eugene Gordon.

LIQUIDITY AND CAPITAL RESOURCES

During March 1999, Eugene I. Gordon, Ph.D., our Chairman of the Board, Chief Executive Officer, Secretary and Treasurer, agreed to make available to us an unsecured line of credit of up to $250,000. Under the terms of this agreement, we issued warrants to Dr. Gordon to purchase up to 50,000 shares of our unregistered common stock and agreed to pay a market interest rate on amounts borrowed. As of September 30, 2004, the amount owed to Dr. Gordon was $245,115 with interest paid monthly. Principal amounts outstanding under this loan are due and payable on January 26, 2009.

In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey net operating loss carryover ("NOLs") and research and development tax credits ("R&D Credits") to corporate taxpayers in New Jersey. Under this program, the New Jersey Department of Taxation certifies annual NOLs and R&D Credits, which may be sold to third parties. Generally, corporations operating in New Jersey are subject to a 9% tax on net operating profits. Companies meeting certain criteria and that had NOLs may apply for certificates for 9% of their cumulative state certified NOLs and 3% of their R&D Credits. The total value of the certificates for all companies applying is limited to a fixed amount, as established by statute. As a result, the value of the certificates issued is usually less than the total NOLs and R&D Credit amounts for which applications are submitted, depending on the number of companies applying for such certificates and the amounts claimed. Any remaining amounts of NOLs and R&D Credits exceeding the face value of the certificates issued can be carried over into subsequent years. Whatever certificates are received may be sold for a percentage of their face value, typically between 80% and 86%. The buyers of these certificates are then entitled to use these certificates at 100% of their face value to reduce their own New Jersey state income tax payments. Companies are permitted to apply for such certificates beginning in June with respect to NOLs and R&D Credits relating to prior fiscal years. The New Jersey Department of Taxation generally takes about six months to process these applications and issue the certificates. As a result, we generally do not sell our eligible NOLs and R&D Credits relating to a given year until near the end of the following year. To the extent that the NOLs and R&D Credits are sold, they will be unavailable to us to offset future New Jersey state income taxes. As of December 31, 2002, we sold all of our available NOLs and R&D Credits. We will not be eligible to receive any certificates in 2004.

As shown in the accompanying financial statements, we incurred net losses of $158,741 during the three-month period ended September 30, 2004. As of September 30, 2004, our cash and cash equivalents was $0.

In light of our current market capitalization, it would be highly dilutive to our current stockholders if we were to obtain the level of financing necessary to fund our business plans and operation from an equity investor. However, management believes that our technology is extremely valuable. We have identified three areas of importance: (1) dentistry, (2) the treatment of skin conditions, obesity, and pain through a non-contact, broad area, subdermal injection of drugs and (3) vision correction surgery.

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


PATENTS

Costs incurred in connection with patent applications, principally legal and consulting fees, are capitalized. Once a patent is granted, these costs are amortized over the lesser of the life of the patent, generally 20 years, or the estimated future economic life of the technology underlying the patent. Once the amortization period begins, management continues to evaluate the estimated future economic life of the patent. Should it be determined that a shorter life is estimated, than the original estimated future life, the amortization period is adjusted accordingly. Should a patent application be abandoned or not approved, the costs incurred in connection with the application are expensed.

At September 30, 2004 unamortized patent costs amounted to $164,865 and are included in the balance sheet under the caption Patents.

REVENUE RECOGNITION

We had no revenues for the three months ended September 30, 2004, and had no revenues for the comparable period in 2003.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

NEED FOR CURRENT FINANCING. To fund its current operations, we have borrowed funds from the $250,000 unsecured line of credit, which Dr. Eugene I. Gordon agreed to make available to us. Since the close of the previous fiscal quarter, we have borrowed an additional $35,999 under the loan. Most of this related to the cost of storage of equipment and terminating the employee retirement plan. The amount outstanding under the loan as of September 30, 2004 totaled $244,114.85. Without additional funding, however, the amount currently borrowed under the loan will not be sufficient to carry us through the close of the year, and we will require additional financing in order to maintain any operations beyond November 2004. No such operations are planned.

QUALIFICATION IN THE REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS RELATING TO OUR ABILITY TO CONTINUE AS A GOING CONCERN; ACCUMULATED DEFICIT AND HISTORY OF OPERATING LOSSES; ANTICIPATED FUTURE LOSSES. The report of independent certified public accountants on our audited financial statements for the year ended December 31, 2003 contained an explanatory paragraph stating that there is a substantial doubt as to our ability to continue as a going concern. The audited financial statements did not include any adjustments that might result from the outcome of such uncertainty. We incurred operating losses of $158,471 and $193,295 for the three months ended September 30, 2004 and 2003, respectively, and, at September 30, 2004, had an accumulated deficit of $10,104,887. We expect that we will continue operating at a loss until, at the earliest, we generate sufficient revenues to offset the cost of our operations, including our continuing product development efforts. Our future level of revenues and potential profitability depend on many factors, including especially our ability to obtain additional financing. There can be no assurance that we will experience any significant growth in revenues (or even sustain historic revenue levels) in the future or that we will ever achieve profitability.

DISCONTINUANCE OF RESEARCH AND DEVELOPMENT. Since February 2003, we have concentrated our research and development activities on dental procedures. However, due to the lack of funding, our research and development was discontinued as of August 2003. We currently have no paid employees and have vacated our facility. Once financing for our continued operations and research and development activities is procured, we expect to resume research and development and may pursue either dental or ophthalmic research or both, depending on the uses for which funds are made available under the terms of such financing. We are also considering other options for the company that would provide value for the shareholders.

DEVELOPMENT STAGE COMPANY. We are in the development stage and our business remains subject to all of the risks inherent in the establishment of a new business enterprise. The likelihood of our success must be considered in light of the problems, expenses, complications and delays frequently encountered in connection with the formation of a new business, the development of new products, the competitive and regulatory environment in which we are operating and the possibility that our activities will not result in the development of any commercially viable products. There can be no assurance that our activities will ultimately result in the development of commercially saleable or useful products. We have not sold any products.

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

DEPENDENCE UPON A KEY OFFICER; ATTRACTION AND RETENTION OF KEY PERSONNEL. Our business is highly dependent upon the active participation of our founder, Chairman of the Board, Chief Executive Officer, Secretary and Treasurer, Dr. Eugene I. Gordon, age 74. The loss or unavailability to us of Dr. Gordon would have a material adverse effect on our business prospects and potential earning capacity. The recruitment of skilled scientific personnel is critical to our success. There can be no assurance that it will be able to continue to attract and retain such personnel in the future. In addition, our expansion into areas and activities requiring additional expertise, clinical testing, governmental approvals, production and marketing of our products (which would be required if we do not enter into licensing arrangements) is expected to place increased demands upon our financial resources and corporate structure. We expect to satisfy such demands, if they arise, through the hiring of additional management personnel and the development of additional expertise by existing management.

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

UNCERTAINTY OF MARKET ACCEPTANCE; RELIANCE ON SINGLE TECHNOLOGY. Acceptance of our proposed products is difficult to predict and will require substantial marketing efforts and the expenditure of significant funds by us. There can be no assurance that the products will be accepted by the medical community once they are permitted or approved. Market acceptance of our products will depend in large part upon our ability to demonstrate the operational advantages, safety and cost-effectiveness of our products compared to other comparable instruments and techniques. Failure of the products to achieve market acceptance will have a material adverse effect on our financial condition and results of operations.

At present, our products (although still in development stage) are our dental waterjet and microkeratomes. We expect that these products will be, if and when commercially available, our sole products for an indefinite period of time. Our present narrow focus on particular products makes us vulnerable to the development of superior competing products and changes in technology that could eliminate the need for our products. There can be no assurance that significant changes in the foreseeable future in the need for our products or the desirability of those products will not occur.

DEPENDENCE ON PATENTS AND PROPRIETARY RIGHTS. Our success will depend in part on whether we successfully obtain and maintain patent protection for our products, preserve our trade secrets and operate without infringing the proprietary rights of third parties.

We have sought to protect our proprietary interest in our products by applying for patents in the United States and corresponding patents abroad. In September 2003, we were issued our ninth patent from the United States Patent and Trademark Office. The patent is for `Method and Process for Generating a High Repetition Rate Pulsed Microjet.' We currently have eight issued U.S. patents and 20 U.S. and international patents pending. There can be no assurance that any other patents will be issued to us, that any patents owned by or issued to us, or that may be issued to us in the future, will provide a competitive advantage or will afford protection against competitors with similar technology, or that our competitors will not circumvent, or challenge the validity of, any patents issued to us. There also can be no assurance that any patents issued to or licensed by us will not be infringed upon or designed around by others or would prevail in a legal challenge, that others will not obtain patents that we will need to license or design around, that the microkeratomes or any other potential product of us will not inadvertently infringe upon the patents of others, or that others will not manufacture our patented products upon expiration of such patents. There can be no assurance that our existing or future patents will not be invalidated. Additionally, patent applications filed in foreign countries and patents granted in such countries are subject to laws, rules and procedures, which differ from those in the United States. Patent protection in such countries may be different from patent protection provided by United States laws and may not be as favorable to us.

Also, there can be no assurance that our non-disclosure agreements and other safeguards will protect its proprietary information and trade secrets or provide adequate remedies for us in the event of unauthorized use or disclosure of such information, or that others will not be able to independently develop such information. As is the case with our patent rights, the enforcement by us of our non-disclosure agreements can be lengthy and costly, with no guarantee of success. There can be no assurance that our program of patent protection, internal security of our proprietary information and non-disclosure agreements will be sufficient to protect our proprietary technology from competitors.

INFRINGEMENT CLAIMS; LITIGATION. Our competitors and potential competitors may intentionally infringe our patents. Third parties may also assert infringement claims or other claims against us. The defense and prosecution of patent suits and other lawsuits are both costly and time-consuming, even if the outcome is favorable to us. If any of our products are found to infringe upon the patents or proprietary rights of another party, we may be required to obtain licenses under such patents or proprietary rights of such other party. No assurance can be given that any such licenses would be made available on terms acceptable to us, if at all. If required licenses were to be unavailable, we could be prohibited from using, marketing or selling certain technology and devices and such prohibition could have a material adverse effect on us. Third parties may seek damages that exceed our insurance coverage or for which we are not insured. If we sustain damages greater than our insurance coverage, or actions are brought damages for which we are not insured, there could be a material adverse effect on our cash available to maintain our current operations and carry out our business plans.

We are currently involved in ongoing patent litigation and have recently been named as a defendant, among others, in an action initiated by one of our former employee, each as described under Part II, Item 1, "Legal Proceedings" of our Quarterly Report for the fiscal quarter ended March 31, 2004.

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

NO MANUFACTURING EXPERIENCE; DEPENDENCE ON THIRD PARTIES. Assuming additional financing is procured and we are able to continue our microjet development efforts, we may seek to undertake the manufacture and marketing of our microjet products on a limited scale. However, we would need to pursue other possible arrangements for larger-scale manufacturing, marketing and distribution. To the extent we do not enter into such arrangements, we will need to engage in the manufacture and marketing of our products. Manufacturing will consist of purchasing existing parts, having parts formed by vendors, incoming inspection, assembly, qualification testing and packaging, i.e., virtual manufacturing. We have no volume manufacturing capacity or experience in manufacturing medical devices or other products. To be successful, our proposed products must be manufactured in commercial quantities in compliance with regulatory requirements at acceptable costs. Production in clinical or commercial-scale quantities will involve technical challenges for us. If we are unable or elect not to pursue collaborative arrangements with other companies to manufacture certain of our potential products, we will be required to establish manufacturing capabilities. Establishing our own manufacturing capabilities would require significant scale-up expenses and additions to facilities and personnel. There can be no assurance that we will be able to obtain necessary regulatory approvals on a timely basis or at all. Delays in receipt of or failure to receive such approvals or loss of previously received approvals would have a material adverse effect on us. There can be no assurance that we will be able to develop clinical or commercial-scale manufacturing capabilities at acceptable costs or enter into agreements with third parties with respect to these activities. Our dependence upon third parties for the manufacture of our products may adversely affect our profit margins and our ability to develop and deliver such products on a timely basis. Moreover, there can be no assurance that such parties will perform adequately, and any failures by third parties may delay the submission of products for regulatory approval, impair our ability to deliver products on a timely basis, or otherwise impair our competitive position and any such failure could have a material adverse effect on us.

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

RISK OF PRODUCT LIABILITY LITIGATION; POTENTIAL UNAVAILABILITY OF INSURANCE. The testing, manufacture, marketing and sale of medical devices entail the inherent risk of liability claims or product recalls. As a result, we face a risk of exposure to product liability claims and/or product recalls in the event that the use of our future potential products are alleged to have caused injury. There can be no assurance that we will avoid significant liability in spite of the precautions taken to minimize exposure to product liability claims. Prior to the commencement of clinical testing, we intend to procure product liability insurance. After any commercialization of our products, we will seek to obtain an appropriate increase in our coverage. There can, however, be no assurance that adequate insurance coverage will be available at an acceptable cost, if at all. Consequently, a product liability claim, product recall or other claims with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on us.

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

ITEM 3.     CONTROLS AND PROCEDURES

Under the supervision and with the participation of its management, including its principal executive officer who is also the principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based on the evaluation, our principal executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

There have been no changes in our internal controls that have materially affected or are reasonably likely to materially affect these controls subsequent to the date of the evaluation referenced in the previous paragraph.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

On August 18, 2004, the United States District Court for the District of New Jersey ("U.S. District Court") granted our Motion for Summary Judgment, dismissing the New Jersey Institute of Technology ("NJIT")'s claim of failing to name a NJIT professor and/or NJIT research associate as a co-inventor to our

U.S. Patent No. 5,556,406 on "Corneal Template and Surgical Procedure for Refractive Correction" (the "NJIT litigation"). Certain of NJIT's claims relating to damage to NJIT were remanded to the Superior Court of the State of New Jersey, where such claims are being dealt with as counterclaims to our suit in which NJIT is the defendant. NJIT has appealed the U.S. District Court's ruling. The NJIT litigation is described in our Quarterly Report for the fiscal quarter ended March 31, 2004.

In the Turdiu litigation described in Part II, Item 1 of our Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2004, one group of defendants associated with VISX, Inc. has settled.

Other than as described above and on our Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2004, there have been no material developments in any of the reported legal proceedings.

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

Dated:      November 12, 2004             MEDJET INC.

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