Form 10QSB/A
period 2004-09-30
MEDJET INC
filed 2005-01-06
CIK 932265

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

     As of January 5, 2004, 3,901,431 shares of Common Stock, par value $.001 per share, were outstanding.

         Transitional Small Business Disclosure Format:  Yes  |_|       No   |X|

                                EXPLANATORY NOTE

This Form 10-QSB/A amends Part I, Item 1 and Item 2 of the Form 10-QSB of Medjet Inc. (the "Company") that was filed with the Securities and Exchange Commission on November 12, 2004 for the fiscal quarter ended on September 30, 2004. The purpose of this amendment is to correct certain accounting errors in calculating "loss from operations" and "cash flows from financing activities" for the nine months ended September 30, 2004.

Items included in the original Form 10-QSB that are not included herein are not amended and remain in effect as of the date of the original filing. Additionally, this Form 10-QSB/A does not purport to provide an update or a discussion of any other developments at the Company subsequent to the original filing, except the number of outstanding shares of the Company's Common Stock stated in the cover page.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                   MEDJET INC.
                          (A Development Stage Company)
                         Condensed Interim Balance Sheet
                               September 30, 2004
                                   (Unaudited)

                                     ASSETS

Property and Equipment - less accumulated depreciation of $89,012         17,051
Patents and Trademarks - less accumulated amortization of $72,050        164,865

         Total Assets                                                    181,916
                                                                   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities                               498,847
  Notes payable - Officer                                                244,115
                                                                   -------------
         Total Liabilities                                               742,962
                                                                   -------------

Stockholders' Equity (Deficit):
  Common stock, $.001 par value, 30,000,000 shares authorized,
    3,935,220 shares issued and 3,901,431 shares outstanding               3,935
  Preferred stock, $.01 par value, 1,000,000 shares authorized,
    10,400 shares designated as Series B Convertible Preferred
    issued and outstanding                                                   104
  Additional paid-in capital                                           7,985,298
  Accumulated deficit (including deficit accumulated
    during development stage of $10,104,887 of which $1,556,204 was applied to additional paid-in capital upon conversion
    from an "S" to a "C" corporation)                                (8,548,683)
  Less: Treasury stock, 33,789 shares, at cost                           (1,700)
                                                                   -------------
         Total Stockholders' Equity (Deficit)                          (561,046)
                                                                   -------------

Total Liabilities and Stockholders' Equity (Deficit)                    $181,916
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

                                                                                                                Period from
                                                                                                             December 16, 1993
                                    Three Months Ended September 30,   Nine Months Ended September 30,       (Inception) to
                                           2004             2003             2004             2003          September 30, 2004

Revenues:
License fee income                                    -              -            25,000                -                4,909,303
                                     ------------------ -------------- ----------------- ---------------- ------------------------
   Total Revenues                                     -              -            25,000                -                4,909,303
                                     ------------------ -------------- ----------------- ---------------- ------------------------

Expenses:
Research, development, general and
administrative                                  154,093        191,450           368,880          571,664               16,525,223
                                     ------------------ -------------- ----------------- ---------------- ------------------------
   Total Expenses                               154,093        191,450           368,880          571,664               16,525,223
                                     ------------------ -------------- ----------------- ---------------- ------------------------

Loss from Operations                          (154,093)      (191,450)         (343,880)        (571,664)             (11,615,920)
                                     ------------------ -------------- ----------------- ---------------- ------------------------

Other Income (Expense):
   Merger option income                               -              -                 -                -                  500,000
   Other income                                   2,916              -             2,916                -                    9,688
    Net interest income (expense)               (7,564)        (1,845)          (12,830)          (4,267)                  229,411
                                     ------------------ -------------- ----------------- ---------------- ------------------------
      Total Other Income (Expense)              (4,648)        (1,845)           (9,914)          (4,267)                  739,099
                                     ------------------ -------------- ----------------- ---------------- ------------------------

Loss Before Income Tax                        (158,741)      (193,295)         (353,794)        (575,931)             (10,876,821)
                                     ------------------ -------------- ----------------- ---------------- ------------------------

Provision for (Benefit from)
Income Tax                                            -        (1,890)                 -            (740)                (819,420)
                                     ------------------ -------------- ----------------- ---------------- ------------------------

Net loss                                      (158,741)      (191,405)         (353,794)        (575,191)             (10,057,401)
                                     ------------------ -------------- ----------------- ---------------- ------------------------

Dividends on preferred stock                          -              -                 -                -                  184,923
                                     ------------------ -------------- ----------------- ---------------- ------------------------

Net Loss Attributable to Common
Stockholders                                  (158,741)      (191,405)         (353,794)        (575,191)             (10,242,324)

Net Loss Per Share:
    Basic and Diluted                            (0.04)         (0.05)            (0.09)           (0.15)                   (2.99)
                                     ================== ============== ================= ================ =========================

Weighted Average Common
  Shares Outstanding:
    Basic and Diluted                         3,901,431      3,901,431         3,901,431        3,901,431                3,429,980
                                     ================== ============== ================= ================ =========================

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

                                                                                               Period from
                                                             For the Nine Months Ended      December 16, 1993
                                                                  September 30,              (Inception) to
                                                              2004             2003         September 30, 2004

Cash Flows from Operating Activities                        $(45,743)        $(270,608)       $ (8,120,587)

Cash Flows from Investing Activities                                -          (10,534)           (954,195)

Cash Flows from Financing Activities                           44,914                 -           9,074,782
                                                           ----------        ----------       -------------

Net Decrease in Cash and Cash Equivalents                       (829)         (408,345)                   -

Cash and Cash Equivalents - Beginning of Period                   829           409,646                   -
                                                           ----------        ----------       -------------

Cash and Cash Equivalents - End of Period                   $       -         $   1,301                   -
                                                           ----------        ----------       -------------


Supplemental Disclosures of Cash Flow Information:

   Cash paid for:

     Income taxes                                           $       -        $   24,028       $      25,888
                                                           ==========        ==========       =============

     Interest expense                                       $   9,731        $    3,750       $      92,074
                                                           ==========        ==========       =============

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

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

NEED FOR CURRENT FINANCING. To fund its current operations, we have borrowed funds from the $250,000 unsecured line of credit, which Dr. Eugene I. Gordon agreed to make available to us. Since the close of the previous fiscal quarter, we have borrowed an additional $44,914 under the loan. Most of this related to the cost of storage of equipment and terminating the employee retirement plan. The amount outstanding under the loan as of September 30, 2004 totaled $244,114.85. Without additional funding, however, the amount currently borrowed under the loan will not be sufficient to carry us through the close of the year, and we will require additional financing in order to maintain any operations beyond November 2004. No such operations are planned.

QUALIFICATION IN THE REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS RELATING TO OUR ABILITY TO CONTINUE AS A GOING CONCERN; ACCUMULATED DEFICIT AND HISTORY OF OPERATING LOSSES; ANTICIPATED FUTURE LOSSES. The report of independent certified public accountants on our audited financial statements for the year ended December 31, 2003 contained an explanatory paragraph stating that there is a substantial doubt as to our ability to continue as a going concern. The audited financial statements did not include any adjustments that might result from the outcome of such uncertainty. We incurred operating losses of $158,741 and $193,295 for the three months ended September 30, 2004 and 2003, respectively, and, at September 30, 2004, had an accumulated deficit of $10,876,821. We expect that we will continue operating at a loss until, at the earliest, we generate sufficient revenues to offset the cost of our operations, including our continuing product development efforts. Our future level of revenues and potential profitability depend on many factors, including especially our ability to obtain additional financing. There can be no assurance that we will experience any significant growth in revenues (or even sustain historic revenue levels) in the future or that we will ever achieve profitability.

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

ITEM 6.           EXHIBITS

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

Dated:   January 6, 2005                    MEDJET INC.

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